Form 10KSB
period 2006-12-31
Malibu Minerals Inc.
filed 2007-04-17
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended : December 31, 2006

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51430

MALIBU MINERALS, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5242826 (I.R.S. Employer Identification No.)

Suite 590 - 999 West Hastings Street Vancouver, BC Canada (Address of principal executive offices)	V6C 2W2 (Zip Code)

Issuer’s telephone Number: (604) 685-7552

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its fiscal year ended December 31, 2006 is: Nil.

As of March 31, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,149,999 based on approximately 7,357,141 shares held by non affiliates at a price of $0.70 (price at which shares of common stock were last sold).

As of December 31, 2006, there were outstanding 12,258,816 shares of common stock, 0.001 par value per share.

TABLE OF CONTENTS

	PART I	PAGE

ITEM 1.	Description of Business.	3
ITEM 2.	Description of Property.	14
ITEM 3.	Legal Proceedings.	14
ITEM 4.	Submission of Matters to a Vote of Security Holders.	14

	PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters.	14
ITEM 6.	Management’s Discussion and Analysis or Plan of Operations.	17
ITEM 7.	Financials Statements.	21
ITEM 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.	21
ITEM 8A.	Controls and Procedures.	21

	PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.	22
ITEM 10.	Executive Compensation.	24
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.	26
ITEM 12.	Certain Relationships and Related Transactions, and Director Independence.	27
ITEM 13.	Exhibits.	29
ITEM 14.	Principal Accounting Fees and Services.	20

Signatures		32

ITEM 1. DESCRIPTION OF BUSINESS

Information Regarding Forward Looking Statements

Malibu Minerals, Inc. (the "Company" or "we" or “us” or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
6. General economic conditions.

Organizational History

We were incorporated in the State of Nevada on March 10, 2006, to operate as a developmental stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

Our headquarters are located at Suite 590 - 999 West Hastings Street, Vancouver, B.C. Canada V6C 2W2.

Overview

We are a developmental stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. We have staked one mineral claim containing 8 cell claim units totaling 165.685 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula.

We have not earned any revenues to date. We plan to earn revenues from sales of any discovered gold, minerals, mineral deposits and reserves. We do not anticipate earning revenues until such time as we commercially exploit the mineral deposits or reserves located on the property, if any. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves, we entered into an Acquisition Agreement with Flex Fuels Energy Limited and the shareholders of Flex Fuels Energy Limited as more fully described below.

In addition to our management’s approach of diversification of our business, our management’s goal of gaining greater access to capital markets, subject to the availability of resources and personnel and existence of proven and probable gold and mineral reserves, we are currently continuing to and intend to proceed in the future with (1) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale, (2) mining and development of the Malibu Gold Property, and (3) the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration.”

We have elected a fiscal year end of December 31.

Recent Developments

We have recently completed the following transactions:

Form 211

In November of 2006, we filed a Form 211 application with the NASD to obtain its approval for the listing of our common stock, $0.001 par value per share (the “Common Stock”) on the Over-The-Counter Bulletin Board (the “OTCBB”).

Appointment of New Director

On December 18, 2006, Mr. Thomas Barr was appointed as a member of our board of directors effective as of equal date for the purpose of overseeing our business plan and achievement of plan of diversification of our business.

Flex Fuels Agreement

On December 29, 2006 we entered into an Acquisition Agreement (the “Agreement”) with Flex Fuels Energy Limited, a company formed under the laws of England and Wales (“Flex Fuels”), the shareholders of Flex Fuels (collectively the “Shareholders”) and the individuals signatories thereto for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves. Pursuant to the Agreement we acquired 15% of the entire authorized share capital of Flex Fuels (the “Shares”) and agreed to acquire and, Flex Fuels and the Shareholders agreed to sell, the remaining 85% of the entire authorized share capital of Flex Fuels, subject to the satisfaction of various closing conditions as more fully described below (the “Completion Conditions”). In consideration for the Shares, we paid to Flex Fuels $1,500,000 out of the Proceeds (as defined below). Also, effective as of December 19, 2006 and in connection with the Agreement, Thomas Barr, a member of our board of directors was appointed to the board of directors of Flex Fuels for the purpose of overseeing the achievement of the Completion Conditions and Flex Fuels’ business during the Interim Period (as defined below).

Pursuant to the Agreement, subject to the satisfaction of the Completion Conditions, we would acquire the remaining 85% of the entire authorized share capital of Flex Fuels for which we would be required to issue the Shareholders an aggregate of 24,854,480 shares of our Common Stock. Subject to satisfaction of the Completion Conditions and attainment of government approvals, if any, the closing of the acquisition of Flex Fuels is expected to occur no later than five months from the date of this Agreement (the “Interim Period”). We are presently conducting, and will continue to conduct, due diligence efforts to ensure that the Completion Conditions are satisfied.

The Completion Conditions include, but are not limited to (i) the satisfaction of various material terms of the Agreement, (ii) the closing of a financing in the minimum amount of net proceeds of $12,150,000 to our company, (iii) during the third and fourth months of the Interim Period, in our absolute discretion, us not concluding that the prospects for success of the Flex Fuels’ business do not justify proceeding to closing, (iv) the transactions contemplated under the Agreement having been approved by any regulatory authorities having jurisdiction over the transactions contemplated; (v) the delivery by us to Flex Fuels of the Voting Trust Agreements entered into by our shareholders holding in aggregate at least 10.5% of the issued and outstanding shares of our Common Stock at closing (the “10.5% Shareholders”), (vi) the delivery by us to Flex Fuels of the Lock-up Agreements entered into by the our shareholders holding at least 10.5% of our Common Stock then issued and outstanding, (vii) the delivery by us to Flex Fuels in a reasonable manner of a confirmation that our Common Stock has been approved for listing on the Principal Market (as defined in the Agreement), (viii) entry by Flex Fuels into all of the Completion Agreements set forth in Schedule 7 attached to the Agreement, and (ix) completion and delivery to us by Flex Fuels’ of its audited financial statements and interim financial statements (as more fully set forth in the agreement). For a further description of Completion Conditions, see the Agreement, a copy of which was annexed as Exhibit 10.1 to our Current Report filed with the SEC on Form 8-K on January 5, 2007.

We cannot provide any guarantee that the Completion Conditions will be satisfied or that we will be successful in our efforts to complete the Main Funding. Flex Fuels is a developmental stage company headquartered in London, England. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

December Private Placement
Also, on December 29, 2006, we entered into a financing arrangement with several investors (the “Investors”) pursuant to which we sold $1,650,000 (the “Proceeds”) of shares of our Common Stock at a per share price of $0.70 for an aggregate of 2,357,143 shares sold (the “Common Shares”).

The Common Shares were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales to the Investors were made in offshore transactions. None of the Investors were a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such Investors acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Business Overview

Glossary of Mining Terms

Archean
Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying	Laboratory examination that determines the content or proportion of a specific metal (i.e.: gold) contained within a sample. Technique usually involves firing/smelting.

Conglomerate
A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 mm in diameter (granules, pebbles, cobbles, boulders) set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel. The rock or mineral fragments may be of varied composition and range widely in size, and are usually rounded and smoothed from transportation by water or from wave action.

Cratons	Parts of the Earth's crust that have attained stability, and have been little deformed for a prolonged period.

Development Stage
A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Dolomite Beds	Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

Doré	unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

Dyke or Dike	A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

Exploration Stage	An “exploration stage” prospect is one which is not in either the development or production stage.

Fault
A break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspathic	Said of a rock or other mineral aggregate containing feldspar.

Fold	a curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

Foliation	A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation	a distinct layer of sedimentary rock of similar composition.

Gabbro
A group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry	the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist	one who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical	the study of ground stability.

Gneiss
A foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

Granitic	Pertaining to or composed of granite.

Heap Leach
a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Intrusions	Masses of igneous rock that, while molten, were forced into or between other rocks.

Kimberlite	A blue/gray igneous rock that contains olivine, serpentine, calcite and silica and is the principal original environment of diamonds.

Lamproite	Dark-colored igneous rocks rich in potassium and magnesium.

Lithospere	The solid outer portion of the Earth.

Mantle	The zone of the Earth below the crust and above the core.

Mapped or Geological	the recording of geologic information such as the distribution and nature of rock

Mapping	units and the occurrence of structural features, mineral deposits, and fossil localities.

Metavolcanic	Said of partly metamorphosed volcanic rock.

Migmatite	A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

Mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization	a natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineralized Material	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining
Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Outcrop	that part of a geologic formation or structure that appears at the surface of the earth.

Pipes	Vertical conduits.

Plagioclase	Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

Probable Reserve
The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proterozoic
Of or relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago, marked by the buildup of oxygen and the appearance of the first multicellular eukaryotic life forms.

Reserve
The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Sedimentary	Formed by the deposition of sediment.

Shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Sill	A concordant sheet of igneous rock lying nearly horizontal. A sill may become a dike or vice versa.

Strike	the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip	to remove overburden in order to expose ore.

Till
Generally unconsolidated matter, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

Unconformably	Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

Vein	a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock	the rock adjacent to a vein.

Property Acquisition Details

Malibu Minerals purchased the Malibu Gold Property for USD $10,000.00 on March 27, 2006.

Land Status, Topography, Location, and Access

The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet.

Access is by float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula. Several campsite locations with good water supplies can be found within a few kilometers of the property. Supplies and services are available in Egmont or Pender Harbour.

The topography along Jervis Inlet extents from sea level to mountain tops in excess of 2000 meters elevation. In the vicinity of the old mining tunnels on the Malibu Gold Property, short, steep cliffs extend to tidewater, but elsewhere on the property slopes are more manageable.

The climate is typical of the West Coast of BC, mild and wet overall with some snowfall in the winter months. The summers are usually warm with less rainfall, and year-round work is possible on the property. Vegetation is a dense growth of coniferous forest, with cedar, fir, spruce, alder and maple trees. Ground vegetation is usually salal and various berry bushes.

Mining Claims

The Malibu Gold Property comprises one MTO mineral claim containing 8 cell claim units totaling 165.685 hectares.

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)
525215	Jan. 12, 2007	Jan. 12, 2006	165.685

Geology of the Mineral Claims

The Malibu Gold Property hosts gold and base metal deposits within quartz veins and quartz-filled shear zones. Two short tunnels (adits) have been driven on the mineralized areas, exposing lower grade gold, silver, copper, lead and zinc in the 9 metre long #1 adit, and a high-grade gold vein in the #2 adit. The #2 adit was driven 2 meters on a shallow-dipping 40 cm wide quartz vein with arsenopyrite, minor pyrite, chalcopyrite and native gold. The vein pinches and swells and can be followed for at least 200 meters along the shoreline cliffs. The #2 adit gave a gold assay 0.72 oz/t Au, with minor values in cobalt, copper and bismuth.

The Upper Jervis Inlet area is underlain by a variety of Jurassic to Tertiary granitic intrusives of the Coast Plutonic Complex. The granitic rocks intrude and metamorphose Jurassic to Lower Cretaceous argillaceous sediments and andesitic to felsic volcanics of the Gambier Group. The Gambier Group hosts the 60 MT Britannia copper, zinc, lead, silver, gold deposit on Howe Sound about 80 km to the southeast.

The Malibu Gold Property is underlain by a relatively small stock of gabbro-diorite that has intruded dark grey, partly limey argillaceous shale and slate of the Gambier Group. Silicification and mineralization occurs on the contact and within the stock in a number of areas.

On the contact of the gabbroic stock with argillite at the #1 adit, copper, zinc, lead, silver and gold values are found within quartz-carbonate veins, shear zones and fractured gabbro-diorite. A pronounced gold in soil anomaly follows the contact for more than 200 meters. Gold values in soil reached ore-grade, 3710 ppb or 3.71 g/t gold. Additional soil and rock sampling is clearly justified.

The #2 adit was driven 2 meters on a shallow-dipping 40 cm wide quartz vein with arsenopyrite, minor pyrite, chalcopyrite and native gold. The #2 adit gave a gold assay 0.72 oz/t Au, with minor values in cobalt, copper and bismuth. The vein can be followed for at least 200 meters along the shoreline cliffs. The mineralization is hosted entirely within the intrusive gabbro-diorite stock, and is typical of Tertiary-aged arsenical gold veins found on Vancouver Island and near Harrison Lake on the mainland.

Exploration History and Previous Operations

The Malibu Gold Property has at least one adit dating prior to 1907, when the first and only mention of the working was made in a Geological Survey Report dated 1908. GSC geologist O. E. LeRoy noted that pyrrhotite and chalcopyrite occurred along a diorite-slate contact and a 9 metre long adit had been driven on the zone. A second 2 metre long adit nearby was not mentioned, so it may post-date LeRoy’s visit.

There are physical work records of additional work being done in the property area during the 1940’s, however, the prospector’s hand-drawn maps attached do not show exactly where the development is in relation to recognizable land features. This work apparently consisted of at least four shafts up to 6 meters deep and a 30 metre long trench.

Laird Exploration Ltd. first explored the property area in 1983 as part of the BC Prospector’s Grant Program. Several assays were taken and the area was geologically mapped. Two assays from the #1 adit gave moderate values in gold, silver, copper, lead and zinc. The maximum gold assay was 0.08 oz/t Au. The #2 adit was driven 2 meters on a shallow-dipping 40 cm wide quartz vein with arsenopyrite, minor pyrite, chalcopyrite and native gold. The vein pinches and swells and can be followed for at least 200 meters along the shoreline cliffs. The #2 adit gave a gold assay 0.72 oz/t Au, with minor values in cobalt, copper and bismuth.

The location was sold by Laird Exploration Ltd. to Oriole Resources Ltd. in 1988. A work program consisting of geological mapping, rock sampling, and a soil geochemical survey was completed in 1988. The #2 adit gold values were confirmed by assay and additional gold-bearing areas were located at the #1 adit. The soil grid showed a 200 metre-long gold anomaly extending northwest from the #1 adit, with values up to 3710 ppb (3.7 g/t Au or 0.11 oz/t Au) in soils. Additional work was recommended but no further work has been recorded on the property since 1988. Although poorly documented, there has clearly been in excess of $100,000 spent on property development to date.

Proposed Program of Exploration

Our work program includes geological mapping and rock sampling of surface showings and underground workings, construction of a control grid, a soil and silt geochemical sampling program, EM and magnetometer geophysical surveys, and rock trenching. Based on a compilation of these results, a diamond drill program will be designed to explore and define any potential resources. We intend to implement the following three result-contingent phases for the Malibu Gold Property, as well as to other potential properties containing mineral rights and claims:

Phase 1

• Engage in reconnaissance geological mapping, prospecting, rock and soil sampling.
• Retain the services of a geologist, consultant/project manager and a sampler/geological assistant in order to implement phase I.
• Evaluate rock, soil and silt samples obtained in order to render a geological map of the Malibu Gold Property.
• Acquire various sampling and field supplies to be used in connection with the geological mapping and prospecting and to implement the evaluation and analysis of the obtained samples.

Phase 2

• Generate detailed surface and underground geological mapping and rock sampling, cutline grid construction, soil and silt geochemical survey, EM and Mag surveys.
• Establish drill and trenching targets based on the results of the surveys.
• Retain the services of a four-man crew capable of executing required drilling programs.
• Produce a summary report of the current geological and mineral state of the Malibu Gold Property.

Phase 3

• Engage in diamond drilling at a depth of 1000 meters and retain qualified geological experts to implement the drilling program.

Proposed Program of Diversification of Our Business

Subject to the successful satisfaction of the Completion Conditions, if we are successful in our efforts to diversify our business via the acquisition of Flex Fuels pursuant to the terms and conditions of the Agreement (as more fully set forth above), we intend to implement the following program for Flex Fuels:

Flex Fuels would be our wholly owned subsidiary and it would aim to deliver a number of high yielding renewable energy projects that logically fit into its vertically integrated structure. We believe that this strategy along with our goal to diversify our business via (i) alternative fuel and exploration and (ii) discovery and exploration of minerals and gold subsidiaries is attractive to capital markets and allows for maximum valuation of our business as a whole. Such strategy could require approximately $75 million of funding in order for us to achieve and deliver our long term objectives. Ultimately, if we are successful in our efforts of completing this acquisition, we would operate our alternative fuel and our mineral business via two divisions responsible for the respective business.

Cost Estimates of Exploration Programs

The anticipated costs of this development are presented in three results-contingent stages.

Phase 1
Reconnaissance geological mapping, prospecting,
rock and soil sampling. Three days on site, two days travel.

Geologist - 5 days @ $450/day	$2250.00
Consultant/Project Manager - 5 days @ $450/day	$2250.00
Sampler/Geological Assistant - 5 days @ $250/day	$1250.00
Boat rental (including fuel, etc) - 5 days @ $160.00/day	$800.00
Truck rental - 1000 km @ 0.75/km inclusive	$750.00
Rock samples - 50 @ $50.00 per sample	$2500.00
Soil and silt samples - 100 @ $30.00 per sample	$3000.00
BC Ferries	$200.00
Per diem (with camp rental) - 15 labor-days @ $100.00/day	$1500.00
Misc. sampling and field supplies	$500.00
Report and reproduction costs	$1000.00
Subtotal	$16,000.00

Management Fee @ 15%	$2400.00
Contingency @ 10%	$1600.00

Total	$20,000.00

GST@ 6% (July 1, 2006)	$1200.00

NET TOTAL	$21,200.00

Phase 2
Detailed surface and underground geological mapping and rock sampling, cutline grid construction, soil and silt geochemical survey, EM and Mag surveys, establish drill and trenching targets, four-man crew
with camp and supplies, transportation, report.	$85,000.00

Phase 3
1000 meters of diamond drilling @ 100.00 per metre, plus geological supervision, camp and supplies, transportation, assays, report and other ancillary costs.
$175,000.00

TOTAL	$281,200.00

Compliance With Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the state and federal regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct Phases 1 and 2 of our proposed exploration program.

Employees

As of December 31, 2006, we had no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our business and in our efforts to diversify our business, we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks related to Our financial results

WE HAVE INCURRED LOSSES SINCE INCEPTION, HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

As of December 31, 2006, we have incurred a total comprehensive loss of $60,905 and have no revenues to date. We also have plans to significantly increase our expenses associated with our exploration of mineral claims and properties and in the event of successful acquisition of Flex Fuels, costs associated with our operation for our alternative fuels business. There is no assurance, we will be able to derive revenues from our exploration of our mineral claims, successfully achieve positive cashflow or that our mineral exploration business will be successful. Furthermore, in light of our losses, we will need to generate revenues in order to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

Management believes that long-term profitability and growth will depend on our ability to:

☐	attract and retain our management and hire and retain qualified employees;

☐	successfully engage in mineral exploration activities;

☐	commercially exploit the mineral deposits or reserves located on the Malibu Gold Property;

☐	identify and commercially exploit gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale

☐	integrate, if at all, our alternative fuel operations;

☐	successfully implement the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration;” and

☐	Maintain sufficient volume of inflow of advertising clients.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND BECAUSE WE WILL NEED ADDITIONAL FINANCING TO FUND THE EXPLORATION AND FINDING OF COMMERCIALLY EXPLOITABLE MINERAL DEPOSITS OR RESERVES, OUR AUDITORS BELIEVE THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated April 17, 2007, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred a net loss of $60,905 for the period from March 10, 2006 (inception) to December 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from exploration of commercially exploitable mineral deposits or reserves. We have $112,550 of cash in hand and working capital of $112,550 as of December 31, 2006. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $150,000. On December 29, 2006, we received proceeds of $1,650,000 for the sale of 2,357,143 shares of our Common Stock to certain investors and we utilized $1,500,000 out of these proceeds to acquire a 15% equity interest in Flex Fuels (for more information see Section “Recent Developments” set forth above). Despite this recent financing, our working capital is not sufficient to enable us to complete all phases of our exploration program and pursue our stated plan of operation for the next twelve-month period. Therefore, we will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have definite arrangements for additional funds.

We expect to continue to experience net losses. Our ability to continue as a going concern is subject to our ability to successfully explore for commercially exploitable mineral deposits or reserves and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. If we are not able to continue as a going concern, it is likely our investors will lose their investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan. We currently have no revenues to date. We do not have any definite arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital, when required, or on acceptable terms, we may have to significantly delay, scale back or discontinue our products and services. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IF WE DO NOT CONDUCT MINERAL EXPLORATION ON OUR MINERAL CLAIMS AND KEEP THE CLAIMS IN GOOD STANDING, THEN OUR RIGHT TO THE MINERAL CLAIMS WILL LAPSE AND WE WILL LOSE EVERYTHING THAT WE HAVE INVESTED AND EXPENDED TOWARDS THESE CLAIMS.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.

Risks Related To Our Business And Our Industry

OUR COMPANY WAS RECENTLY FORMED, AND WE HAVE NOT PROVEN THAT WE CAN GENERATE A PROFIT. IF WE FAIL TO GENERATE REVENUES AND INCOME AND ULTIMATE ACHIEVE PROFITABILITY, AN INVESTMENT IN OUR SECURITIES MAY BE WORTHLESS.

We have no operating history and have not proved that we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception on March 10, 2006 to the end of our fiscal year ended December 31, 2006, we have not earned any revenue. The purchase or ownership of our securities must therefore be regarded as the placing of funds at a high risk in a new or "start-up" venture with all the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

WE HAVE NO OPERATING HISTORY. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GROWING OUR GOLD AND OTHER MINERAL EXPLORATION ACTIVITIES.

We have no history of operations. As a result, there can be no assurance that we will be successful in our exploration activities. Our success to date in entering into ventures to acquire interests in exploration blocks is not indicative that we will be successful in entering into any further ventures. Any potential for future growth in our mineral exploration activities will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. Our future performance will depend upon our management and their ability to locate and negotiate additional exploration opportunities in which we are solely involved or participate in as a joint venture partner. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

OUR MANAGEMENT TEAM CONSISTS OF ONE MEMBER, MR. JAMES LAIRD, OUR SOLE EXECUTIVE OFFICER, AND WE ARE SOLELY GOVERNED BY TWO DIRECTORS, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

James Laird, our sole executive officer, and our sole two members of our board of directors, make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. Our only two directors exercise control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by Mr. Laird and our board of directors, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

In the event we successfully acquire the remaining share capital of Flex Fuels, we anticipate expanding our management team and expanding our board of directors, and therefore, we would be subject to the same or what we hope to be lesser extent to the aforementioned risks. However, until such time, as summarized above, there may be significant risks to the company from a corporate governance perspective.

BECAUSE OUR SOLE EXECUTIVE OFFICER, MR. JAMES LAIRD, CONTROLS APPROXIMATELY 40% OF OUR OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT CORPORATE DECISIONS INFLUENCED BY MR. LAIRD ARE INCONSISTENT WITH THE BEST INTERESTS OF OTHER STOCKHOLDERS.

Mr. James Laird, our sole executive officer and a member of our board of directors, controlled approximately 40% of our issued and outstanding shares of common stock, as of March 31, 2007. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Laird is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Laird may not be, at all times, the same as those of other shareholders. Since Mr. Laird is not simply a passive investor but is also our sole executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Laird exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Laird will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of the Company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Laird may also have the effect of delaying, deferring or preventing a change in control of the Company which may be disadvantageous to minority shareholders.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with no employees as of December 31, 2006. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and hope that further expansion will be required to address potential growth and market opportunities. Furthermore, in the event we successfully acquire the remaining share capital of Flex Fuels, we would experience a period of expansion in headcount, facilities, infrastructure and overhead and would be required to address potential growth and market opportunities associated with the Flex Fuels acquisition. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. In the event we successfully acquire the remaining share capital of Flex Fuels, we would expect to be subject to the same or greater extent to the aforementioned risks.

SINCE MR. JAMES LAIRD, OUR EXECUTIVE OFFICER AND A MEMBER OF OUR BOARD OF DIRECTORS, IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST HIM.

Accordingly, if an event occurs that gives rise to any liability, shareholders would likely have difficulty in enforcing such liabilities because Mr. Laird, our sole executive officer and a member of our board of directors, resides outside the United States. If a shareholder desired to sue, shareholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where the assets are located. Furthermore, in the event we successfully acquire the remaining share capital of Flex Fuels, we anticipate expanding our management team and expanding our board of directors. One or more members of management team and expanded board of directors may not be residents of the United States and shareholders would likely have difficulty in enforcing such liabilities against them. In the event we successfully acquire the remaining share capital of Flex Fuels and as a result experience expansion of our management team and expansion of our board of directors, we would expect to be subject to the same or greater extent to the aforementioned risks.

BECAUSE MR. JAMES LAIRD, OUR SOLE EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

It is possible that the demands on Mr. James Laird, our sole executive officer and a member of our board of directors, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, he may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

THE IMPRECISION OF MINERAL DEPOSIT ESTIMATES MAY PROVE ANY RESOURCE CALCULATIONS THAT WE MAKE TO BE UNRELIABLE.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves.

WE ARE SENSITIVE TO FLUCTUATIONS IN THE PRICE OF GOLD AND OTHER MINERALS, WHICH IS BEYOND OUR CONTROL. THE PRICE OF GOLD AND OTHER METALS IS VOLATILE AND PRICE CHANGES ARE BEYOND OUR CONTROL.

The prices for gold and other metals fluctuate and are affected by numerous factors beyond our control. Factors that affect the price of gold and other metals include consumer demand, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs of and the viability of our projects.

MINERAL EXPLORATION AND PROSPECTING IS HIGHLY COMPETITIVE AND SPECULATIVE BUSINESS AND WE MAY NOT BE SUCCESSFUL IN SEEKING AVAILABLE OPPORTUNITIES.

The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, we will compete with a number of other companies, including established, multi-national companies that have more experience and financial and human resources than us. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire new projects. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims.

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

All mining in Canada is regulated by the government agencies at the Federal and Provincial levels in that country. Compliance with such regulation could have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property, in order to obtain governmental approval to mine on the properties, is also a part of the overall operating costs of a mining company.

The gold and mineral mining business is subject not only to worker health and safety, and environmental risks associated with all mining businesses, but is also subject to additional risks uniquely associated with gold and other minerals mining. Although we believe that our operations will be in compliance, in all material respects, with all relevant permits, licenses and regulations involving worker health and safety, as well as the environment, the historical trend toward stricter environmental regulation may continue. The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. In the event we successfully acquire the remaining share capital of Flex Fuels, we would expect to be subject to the same or greater extent to the aforementioned risks.

MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS IN CANADA. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND OUR LONG-TERM BUSINESS PROSPECTS.

Mining and exploration activities are subject to extensive regulation by Federal and Provincial Governments in Canada. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside of our control.

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS .

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. While we believe that such exemptions were applicable to offers and sales of our common stock, we have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies. In the event we successfully acquire the remaining share capital of Flex Fuels, we would expect to be subject to the same or greater extent to the aforementioned risks.

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FLEX FUELS, WE MAY BE SUBJECT TO (I) GREATER LIABILITY RISKS, WHICH COULD BE COSTLY AND NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS; AND (II) COMPLIANCE WITH FEDERAL AND STATE REGULATIONS AND SUCH COMPLIANCE WOULD BE AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES .

In the event we successfully acquire the remaining share capital of Flex Fuels, we anticipate being subject to a greater extent to liability claims. There are currently many known hazards associated with the alternative energy industry. Other significant hazards may be discovered in the future. To protect against possible liability, we and our partners would be required to obtain liability insurance with coverage that we believe would then be consistent with industry practice and appropriate in light of the risks attendant to our business. However, if we and our partners are unable to maintain insurance in the future at an acceptable cost or at all, or if our insurance does not fully cover us and a successful claim was made against us and/or our partners, we could be exposed to liability. Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

In the event we successfully acquire the remaining share capital of Flex Fuels, we anticipate that our operations would be directly or indirectly subject to extensive and continually changing regulation affecting the alternative fuel industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the alternative fuel industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the alternative fuel industry would increase our cost of doing business and, consequently, affect our profitability. If our operations are found to be in violation of any of the laws and regulations to which we may be subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations. Any penalties, damages, fines or curtailment of our then operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FLEX FUELS, (I) THE AVAILABILITY AND THE PRICE OF THE AGRICULTURAL COMMODITIES AND AGRICULTURAL COMMODITY PRODUCTS THAT WE MAY THEN PRODUCE AND MERCHANDISE MAY BE AFFECTED BY WEATHER, DISEASE, GOVERNMENT PROGRAMS AND OTHER FACTORS BEYOND OUR CONTROL; AND (II) FLUCTUATIONS IN ENERGY PRICES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

In the event we successfully acquire the remaining share capital of Flex Fuels, the availability and price of agricultural commodities that we may then produce, may be subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. These factors have historically caused volatility in the agricultural commodities industry and, consequently, may cause volatility in our future operating results. Reduced supply of agricultural commodities due to weather-related factors could adversely affect our profitability by increasing the cost of raw materials used in our agricultural processing operations. Reduced supplies of agricultural commodities could also limit our ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner which could adversely affect our future profitability. In addition, the availability and price of agricultural commodities can be affected by other factors such as plant disease which can result in crop failures and reduced harvests.

In the event we successfully acquire the remaining share capital of Flex Fuels, our operating costs and selling prices of certain finished products will be sensitive to changes in energy prices. Our processing plants, if any, will be powered principally by electricity, natural gas, and coal. Our then transportation operations will be dependent upon diesel fuel and other petroleum products. Significant increases in the cost of these items could adversely affect our production costs and profitability. We may produce certain finished products, such as ethanol and bio-diesel, which are closely related to, or may be substituted for, petroleum products. Therefore, the selling prices of ethanol and bio-diesel relate to the selling prices of unleaded gasoline and diesel fuel. A significant decrease in the price of unleaded gasoline or diesel fuel could result in a significant decrease in the selling price of our energy products resulting from conversion of oil seed bearing crops and could adversely affect our revenues and operating results.

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FLEX FUELS, (I) GOVERNMENT POLICIES AND ENVIRONMENTAL REGULATIONS AFFECTING THE AGRICULTURAL SECTOR AND RELATED INDUSTRIES COULD ADVERSELY AFFECT OUR OPERATIONS AND PROFITABILITY; AND (II) WE WOULD BE SUBJECT TO FOOD AND FEED INDUSTRY RISKS.

In the event we successfully acquire the remaining share capital of Flex Fuels, we maybe subject to government policies and regulations associated with agricultural production and trade flows. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply, demand for, and prices of our products, restrict our ability to do business in our then existing and target markets and could negatively impact our operating results.

In the event we successfully acquire the remaining share capital of Flex Fuels, a significant part of our operations will be regulated by environmental laws and regulations. The production of our then products would require the use of materials which can create emissions of certain regulated substances. We cannot be assured that we would be in compliance with all environmental requirements at all times, or that we will not incur material costs or liabilities to comply with environmental requirements. In addition, changes to environmental regulations may require us to modify our then existing processing facilities and could significantly increase operating costs.

In the event we successfully acquire the remaining share capital of Flex Fuels, we would be subject to food industry risks which include, but are not limited to, food spoilage or food contamination, shifting consumer preferences, federal, state, and local food processing regulations, and customer product liability claims. In addition, we may not always be able to obtain adequate liability insurance related to product liability and food safety matters. The occurrence of any of the matters described above could adversely affect our revenues and operating results.

Risks Related to this Offering and Our Common Stock

WE MAY NEED ADDITIONAL CAPITAL THAT COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

THERE IS NO MARKET FOR OUR COMMON STOCK, WHICH LIMITS OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

As of the date of this Annual Report, our Common Stock has not been approved for listing, or commended trading, on Over-The-Counter Bulletin Board (the “OTCBB”), any quotation service, national exchange or any other exchange. In November of 2006, we filed a Form 211 application with the NASD to obtain its approval for the listing of our Common Stock on the OTCBB; however, we cannot guarantee that we will be successful in our efforts to successfully list our Common Stock on OTCBB. Thus, currently there is no public market for our shares, and we cannot assure you that a market for our stock will develop. Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all.

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

If we ever achieve a listing of our Common Stock, sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event we successfully acquire the remaining share capital of Flex Fuels, stockholders who have been issued shares in this Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

IF WE EVER ACHIEVE A LISTING OF OUR COMMON STOCK, OUR SHARES MAY QUALIFY AS PENNY STOCK AND. AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: Suite 510 - 999 West Hastings Street, Vancouver, British Columbia, Canada V6C 2W2, and our telephone number is (604) 685-7552. We utilize our principal executive offices without having a formal agreement with the landlord. We do not own any real estate.

Malibu Gold Property

For a description of Malibu Gold Property and our mineral properties, see Item 1 “Description of Business.”

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. However, from time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

As of the date of this Annual Report, our Common Stock has not been approved for listing, or commended trading, on Over-The-Counter Bulletin Board (the “OTCBB”), any quotation service, national exchange or any other exchange. In November of 2006, we filed a Form 211 application with the NASD to obtain its approval for the listing of our Common Stock on the OTCBB; however, we cannot guarantee that we will be successful in our efforts to successfully list our Common Stock on OTCBB.

Holders

As of December 31, 2006 there were 24 stockholders of record of our common stock.

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate future earnings, if any, to be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders.

Sales of Unregistered Securities

Information regarding our sales of our unregistered securities for the period from inception to fiscal year ended December 31, 2006, has been previously furnished in our Registration Statement on Form SB-2 and our Current Reports on Form 8-K.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and/or Section 4(2) of the Securities Act or pursuant to Regulation S promulgated under the Securities Act. For offerings and sales deemed to be exempt from registration under either rule 506 of Regulation D and/or Section 4(2) of the Securities Act, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

For offerings and sales deemed to be exempt from registration pursuant to Regulation S promulgated under the Securities Act, the offers and sales to the purchasers were made in offshore transactions. None of the purchasers were a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Some of the information contained in this Annual Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
6. General economic conditions.

Overview

We are a developmental stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. We have staked one mineral claim containing 8 cell claim units totaling 165.685 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula.

We have not earned any revenues to date. We plan to earn revenues from sales of any discovered gold, minerals, mineral deposits and reserves. We do not anticipate earning revenues until such time as we commercially exploitable the mineral deposits or reserves located on the property, if any. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves, we entered into an Acquisition Agreement with Flex Fuels Energy Limited and the shareholders of Flex Fuels Energy Limited as more fully described below.

In addition to our management’s approach of diversification of our business, our management’s goal of gaining greater access to capital markets, subject to the availability of resources and personnel and existence of proven and probable gold and mineral reserves, we are currently continuing to and intend to proceed in the future with (1) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale, (2) mining and development of the Malibu Gold Property, and (3) the 3 Phases of our Business outlined in subsection titled “Proposed Program of Exploration.”

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included in this Annual Report starting on Page F-1. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

Plan Of Operations

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed with (i) the exploration of the Malibu Gold Prospect to determine whether there is any potential for gold on our mineral claim, (ii) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection titled “Proposed Program of Exploration,” and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate. Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately CAD $21,200.00, $85,000.00 and $175,000.00 respectively. We had cash on hand in the amount of $112,550 in as of December 31, 2006, which was entirely acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. The lack of cash during our fiscal year ended December 31, 2006, has kept us from conducting any exploration work on the Malibu Gold Property or to otherwise acquire and explore other gold and mineral properties.

Weather permitting, we will commence Phase 1 of the exploration program during the second calendar quarter of 2007. Phase 2 and Phase 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

•	$875.00 to be paid to the Provincial government to keep the claim valid;
•	$21,200,000.00 in connection with the completion of Phase 1 of our recommended geological work program;
•	$85,000.00 in connection with the completion of Phase 2 of our recommended geological work program;
•	$175,000.00 in connection with the completion of Phase 3 of our recommended geological work program; and
•
$10,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we decide not to proceed with the exploration of our mineral claim due to our determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Results Of Operations

The accompanying financial statements show that we have incurred a net loss of $60,905 for the period from March 10, 2006 (inception) to December 31, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity And Capital Resources

At December 31, 2006, our cash was $112,550 and we had no accounts payable. Since our inception on March 10, 2006, to the end of our fiscal year ended December 31, 2006, we have incurred a loss of $60,905. We attribute our net loss to having no revenues to offset our operating expenses and professional fees incurred as part of our efforts to become a reporting and a publicly trading company. Net cash used in operating activities was $50,905 for the period ended December 31, 2006. At December 31, 2006, we had an accumulated deficit of $60,905.

From our inception on March 10, 2006 to the end of the period December 31, 2006, net cash provided by financing activities was $1,673,455, which was derived from the issuance and sales of our common stock and was substantially acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. For the period ended December 31, 2006, net cash used in the purchase of the Malibu Gold Mine Property was $10,000, and net cash used as a result of the purchase of 15% interest of capital stock of Flex Fuels was $1,500,000, resulting from our acquisition of Flex Fuels which occurred on December 29, 2006 and gross proceeds of $1,650,000 raised on same date in connection with said acquisition.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, while we believe that recent financing will provide us sufficient cash and cash equivalents to execute our Phase I operations, unless we are successful in achieving Completion of the Acquisition Agreement, we do not anticipate having sufficient cash and cash equivalents amounts to execute our operations subsequent to this period. In addition, subject the satisfaction of the Completion Conditions, if we successfully acquire Flex Fuels per the terms of the Acquisition Agreement, we will need to obtain additional financing in considerably larger amounts. Thus, we may need to obtain additional financing to operate our business for the next twelve months. We hope to raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2 of our Financial Statements filed herewith.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2006 been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein under Item 14 starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our sole executive officer serving dual capacities as our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our sole executive officer serving dual capacities as our Chief Executive Officer and Chief Financial Officer, also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended December 31, 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Director Since

James Laird (1)	__	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	March 2006

Thomas Barr (2)	47	Vice President of Alternative Fuel Operations and Director	December 2006

(1) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 10, 2006.
(2) Mr. Barr was appointed as our director on December 18, 2006, and as our Vice President of Alternative Fuel Operations on April 12, 2007.

The term of office of each director of the Company ends at the next annual meeting of the Company’s stockholders or when such director’s successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company’s bylaws or has been fixed by the Board of Directors.

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

Jim Laird. Jim Laird has been a prospector and mining exploration contractor for more than 25 years. Mr. Laird completed the BC EMPR course “Advanced Mineral Exploration for Prospectors, 1980”. Mr. Laird is familiar with the geology of the project area and has more than 20 years experience consulting in the Harrison Lake - Fraser Valley area. Mr. Laird’s address is PO Box 672, Lions Bay, BC, V0N 2E0

Thomas Barr. Thomas Barr was appointed as a member of our board of directors on December 18, 2006. From February 1 of 2006 to date, Mr. Barr has served as a consultant to Index Oil and Gas Inc. providing investor and public relations advice. From January 1 of 2005 to January 31 of 2006, Mr. Barr acted as a consultant to small and medium sized private enterprises regarding prospective funding, investor and public relations strategy, collateral creation and public market quotation. From December of 2001 to December of 2004 Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange Company, at which Mr. Barr’s main duties were to draft and implement corporate statements and was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition. From January 1996 to November 2001 Mr. Barr was private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked for 15 years in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction.

Family Relationships

There are no family relationships between any of our directors or executive officers. None of the other directors and executive officers are related by blood, marriage or adoption.

Board Committees

At this time the board has no committees, including audit, nominating or compensation committee, but we intend to create such committees sometime in the second calendar quarter of 2007.

Code of Ethics

As of the date of this Annual Report, we have not adopted a Code of Ethics (the “Code of Ethics”) applicable to our principal executive, financial and accounting officer or persons performing similar functions. We intend to adopt the Code of Ethics sometime in the second calendar quarter of 2007.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for the period from March 10, 2006 (date of inception) to the end of our fiscal year ended December 31, 2006.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
James Laird Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director (2)	2006	--	--	--	--	--	--	--	--

* Market value of the underlying securities based on the closing price, $0.17, of our common stock on December 29, 2006, the last trading day of 2006 fiscal year.

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.
(2) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and Director from the date of inception of our company, March 10, 2006.

In addition, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, nor (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with the change in control of our company or a change in any of our named executive officers’ responsibilities following a change in control, with respect to each of our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended December 31, 2006 and grants of options to purchase our common stock under our equity compensation plans, if any, to the named executive officers during the fiscal year ended December 31, 2006. As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Laird	---	---	—	---	—	—	—	—	—

Employment Agreements

James Laird

Effective December 1, 2006 we executed an employment agreement with Mr. James Laird (“Laird Employment Agreement”), our Chief Executive Officer, President, acting Chief Financial Officer, Secretary, Treasurer and a member of our board of directors, for the services of Mr. Laird to us in the stated capacities for a one year term ending November 30, 2007 (the “Laird Employment Term”). The Laird Employment Agreement shall be subject to renewal at our sole discretion for successive one (1) year periods if we deliver to Mr. Laird a written notice of our intent to renew the Employment Term by giving notice to Mr. Laird per the terms of the Laird Employment Agreement. The Laird Employment Agreement provides for compensation to Mr. Laird solely in the form of a Base Salary at a monthly rate of $4,000 for the first four months of the Laird Employment Term, and at a rate of $2,500 thereafter for the remaining duration of the Laird Employment Term (collectively, the “Base Salary”). Subject to renewal of the Laird Employment Term, we and Mr. Laird shall mutually agree to in writing of the amount of the Base Salary that we shall pay to Mr. Laird.

Pursuant to the terms of the Laird Employment Agreement, Mr. Laird shall be provided by us with reimbursement of expenses related to his employment by us on a basis no less favorable than that which may be authorized from time to time by the Board, in its sole discretion, for senior level Employees as a group. During the Laird Employment Term Mr. Laird shall be entitled to standard vacation and holiday benefits, as more fully set forth in the Laird Employment Agreement. Except as expressly provided in Sections 1.4 through 1.6, Employee shall not be entitled to any other compensation or benefits.

In addition, Mr. Laird and our company agreed to certain confidentiality, non-competition, non-solicitation provisions, as more fully set forth in the Laird Employment Agreement.

The Laird Employment Agreement may terminated in accordance with the following provisions: (1) by Company with Cause (as provided in the Laird Employment Agreement), (2) by Company without cause upon not less than 60 days advance written notice to Mr. Laird; (3) by Mr. Laird’s death or disability, provided that such disability expected to result in death or to be of a continuous duration of no less than six (6) months, and the Employee is unable to perform his usual and essential duties for the Company; (4) for any reason by Mr. Laird voluntarily terminating the Laird Employment Agreement upon sixty days prior written notice to the Company.

In the event we terminate Mr. Laird’s employment, all payments under the Laird Employment Agreement shall cease, except for the Base Salary to the extent already accrued. In the event of termination by reason of Mr. Laird’s death and/or permanent disability, Mr. Laird or his executors, legal representatives or administrators, as applicable, shall be entitled to an amount equal to Mr. Laird’s Base Salary accrued through the date of termination. Upon termination of Mr. Laird, if Mr. Laird executes a written release, substantially in the form attached to the Laird Employment Agreement, of any and all claims against us and all related parties with respect to all matters arising out of Mr. Laird’s employment by us, unless the Employment Term expires or termination is for Cause, Mr. Laird shall receive, in full settlement of any claims Mr. Laird may have related to his employment by us, Base Salary for one month from the date of termination, provided Mr. Laird is otherwise in full compliance with the terms of the Laird Employment Agreement.

Thomas Barr

Effective January 1, 2007, we executed an employment agreement with Mr. Thomas Barr (“Barr Employment Agreement”), our Vice President of Alternative Fuel Operations and a member of our board of directors, for the services of Mr. Barr to us in the stated capacities for a three month term ending March 31, 2007 (the “Barr Employment Term”). The Barr Employment Agreement shall be subject to renewal at our sole discretion on a month to month basis if we deliver to Mr. Barr a written notice of our intent to renew the Barr Employment Term by giving notice to Mr. Barr per the terms of the Barr Employment Agreement. The Barr Employment Agreement provides for compensation to Mr. Barr solely in the form of a Base Salary at a monthly rate of $10,000 through out the Barr Employment Term (the “Base Salary”). Subject to renewal of the Barr Employment Term, we and Mr. Barr shall mutually agree to in writing of the amount of the Base Salary that we shall pay to Mr. Barr. Effective as of April 1, 2007, the Barr Employment Agreement was effectively extended for one more month upon the same terms and conditions.

Pursuant to the terms of the Barr Employment Agreement, Mr. Barr shall be provided by us with reimbursement of expenses related to his employment by us on a basis no less favorable than that which may be authorized from time to time by the Board, in its sole discretion, for senior level Employees as a group. During the Barr Employment Term Mr. Barr shall be entitled to standard vacation and holiday benefits, as more fully set forth in the Barr Employment Agreement. Except as expressly provided in Sections 1.4 through 1.6, Employee shall not be entitled to any other compensation or benefits.

In addition, Mr. Barr and we agreed to certain confidentiality, non-competition, non-solicitation provisions, as more fully set forth in the Barr Employment Agreement.

The Barr Employment Agreement may terminated in accordance with the following provisions: (1) by us with Cause (as provided in the Barr Employment Agreement), (2) by us without cause upon not less than 60 days advance written notice to Mr. Barr; (3) as a result of Mr. Barr’s death or disability, provided that such disability expected to result in death or to be of a continuous duration of no less than six (6) months, and the Employee is unable to perform his usual and essential duties for the Company; (4) for any reason by Mr. Barr voluntarily terminating the Barr Employment Agreement upon sixty days prior written notice to the Company.

In the event we terminate Mr. Barr’s employment, all payments under the Barr Employment Agreement shall cease, except for the Base Salary to the extent already accrued. In the event of termination by reason of Mr. Barr’s death and/or permanent disability, Mr. Barr or his executors, legal representatives or administrators, as applicable, shall be entitled to an amount equal to Mr. Barr’s Base Salary accrued through the date of termination. Upon termination of Mr. Barr, if Mr. Barr executes a written release, substantially in the form attached to the Barr Employment Agreement, of any and all claims against us and all related parties with respect to all matters arising out of Mr. Barr’s employment by us, unless the Employment Term expires or termination is for Cause, Mr. Barr shall receive, in full settlement of any claims Mr. Barr may have related to his employment by us, Base Salary for one month from the date of termination, provided Mr. Barr is otherwise in full compliance with the terms of the Barr Employment Agreement.

Director Compensation

The following table sets forth with respect to each of our directors, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
James Laird (1)(4)	—	—	—	—	—	—	—

Thomas Barr (2)	—	—	—	—	—	—	—

(1) (1) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 10, 2006.

(2) Mr. Barr was appointed as our director on December 18, 2006, and as our Vice President of Alternative Fuel Operations on April 12, 2007.

(3) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites, personal benefits in excess of $10,000.

(4) See Executive Compensation table below for the total amount of compensation received by Mr. Laird in his capacities as our sole executive officer.

Directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Malibu Minerals, Inc., Suite 590 - 999 West Hastings Street, Vancouver, B.C. Canada V6C 2W2.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned (1)	Percentage of Class
James Laird	Common Stock	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	5,000,000 (2)	40.24%
Thomas Barr	Common Stock	Vice President of Alternative Fuel Operations and Director	68,673 (2)	*
Firewatch Asset Ltd.	Common Stock	--	1,088,571	8.77%
All Officers and Directors As a Group (2 persons)			5,068,673	40.79%

* Beneficial ownership set forth above is less than 1%.
(1) Percentage ownership is based upon 12,425,816 shares of common stock outstanding on March 31, 2007 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of March 31, 2007 and assumes the conversion of preferred shares held by such person (but not by anyone else).
(2) Beneficial ownership consists entirely of our common stock.

As of December 31, 2006, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Equity Compensation Table

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	N/A	N/A	N/A
Equity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions with Related Persons, Promoters and Certain Control Persons

During the year ended December 31, 2006, there have not been any transactions or proposed transactions to which we were or is are to be a party, in which our officers, directors or nominees had or are to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

In the event we enter into any transaction with persons related to us, our board of directors will evaluate the terms of all of the such transactions to ensure that such are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

CORPORATE GOVERNANCE

Board Determination of Independence

Our board of directors has determined that as of December 31, 2006, Mr. Thomas Barr is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”); however, on April 12, 2007, we entered into an employment agreement with Mr. Barr, and thus our board of directors no longer believes that Mr. Barr is “independent” as that term is defined by the NASDAQ. Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit Number	Description
3(i)	Articles of Incorporation of the Company dated March 10, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Asset Purchase Agreement dated march 27, 2006, entered into by and between James Laird and the Company (1)

10.2	Acquisition Agreement dated December 29, 2006 entered into by and among the Company, Flex Fuels Energy Limited, the shareholders of Flex Fuels Energy Limited and the individuals signatory thereto. (2)

10.3	Form of a Voting Trust Agreement to be entered into in connection with the Acquisition Agreement. (2)

10.4	Form of Lock-up Agreement to be entered into in connection with the Acquisition Agreement. (2)

10.5	Subscription Agreement dated December 29, 2006 entered into by and among the Company and the subscribers’ signatories thereto. (2)

10.6+	Employment Agreement dated April 12, 2007 entered into by and between the Company and James Laird. *

10.7+	Employment Agreement dated April 12, 2007 entered into by and between the Company and Thomas Barr. *

21.1	List of subsidiaries of the Company. *

31.1	Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1
Certification by Chief Executive Officer acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

+ Compensatory plan or arrangement.
* Filed herewith.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on August 4, 2006.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on January 5, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to our company by our principal accountants for professional services rendered in connection with the fiscal year ended December 31, 2006.

	December 31, 2006	December 31, 2005
Fee Type

Audit fees	$4,500	$--
Audit related fees	0	--
Registration statement fees	37,450	--
Tax fees	0	--
All other fees	3,100	--

Total fees	$45,055	$--

Audit fees consist of billings for professional services rendered for the audit of our company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our company’s consolidated financial statements, which are not reported under "Audit Fees."

Registration statement fees consist of fees billed to review the Form SB-1 registration statement filed by the Company during 2006. The Company filed its Form SB-1 on August 4, 2006.

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2006, were approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALIBU MINERALS, INC.

Date: April 17, 2007	By:	/s/ James Laird
James Laird
Chief Executive Officer, President, acting Chief Financial Officer and acting Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Laird	Chief Executive Officer, President,	April 17, 2007
James Laird	acting Chief Financial Officer, acting Principal
Accounting Officer and Director

/s/ Thomas Barr	Director	April 17, 2007
Thomas Barr

MALIBU MINERALS, INC.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Malibu Minerals Inc ( A Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Malibu Minerals Inc (A Exploration Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception March 10, 2006 through December 31, 2006 and the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Malibu Minerals Inc (A Exploration Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception March 10, 2006 through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s net losses and accumulated deficit of $23,455 as of December 31, 2006 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 17, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

MALIBU MINERALS INC
(An Exploration Stage Company)
Balance Sheet
(Stated in US Dollars)

	As of
	December 31	June 30
	2006	2006
	(Audited)	(Audited)
Assets

Cash	$112,550	$-
Total current assets	112,550	-

Flex Fuels Investments	$1,500,000	$-
Total Investments	$1,500,000	$-

Total Assets	1,612,550	-

Liabilities
Current liabilities	$-	$-
Accounts payable	$-	$5,855
Total current liabilities	-	5,855

Long term liabilities	-	-
Shareholders loan	13,455	-

Total Liabilities	13,455	5,855

Equity
100,000,00 Common Shares Authorized, 12,425,814 issued and outstanding @ $0.001 Par	12,425	10,000
Paid in Capital	1,525,665
Retained earnings (deficit)	60,905	(15,855)
Total stockholders equity	1,598,995	(5,855)

Total liabilities and stockholders equity	$1,612,450	$-

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Income Statement
(Stated in US Dollars)

	For the year ended	From inception (March 10, 2006) to
	December 31, 2006	December 31, 2006
Revenue	$-	$-

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounting & Legal Fees	45,050	45,050
Professional Fees	5,000	5,000
Incorporation	855	855
Total Expenses	60,905	60,905

Net Income (Loss)	$(60,905)	$(60,905)

Basic & Diluted (Loss) per Share	(0.006)	(0.006)

Weighted Average Number of Shares	10,019,938	10,019,938

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)
				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders at $0.001 per share	10,000,000	$10,000	$-		$10,000

Shares issued in Lieu of Payment for Service	68,673	$69	$(69)		$(0)

Shares issued at $0.70 per share	2,357,141	$2,357	$1,647,643		$1,650,000

Net (Loss) for period				60,905	60,905
Balance, December 31, 2006	12,425,814	12,426	1,647,574	60,905	1,720,905

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Statement of Cash Flows

	For the year ended	From inception (March 10, 2006) to
	December 31, 2006	December 31, 2006
Cash Flow From Operating Activities
Net income (loss)	$(60,905)	$(60,905)
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounts payable	-	-
Net cash used in operating activities	(50,905)	(50,905)

Cash Flow From Investing Activities
Flex Fuels Energy Limited	(1,500,000)	(1,500,000)
Purchase of mineral claim	(10,000)	(10,000)
Net cash used in investing activities	$(1,510,000)	$(1,510,000)

Cash Flow from Financing Activities
Loan from Shareholders	13,455	13,455
10,000,000 Common shares issued at founders @ $0.001 per share	10,000	10,000
68,673 Shares issued in Lieu of Payment for Service	68	-
2,357,141 Common shares issued @$0.70 per share	2,357	1,650,000
Net cash provided by financing activities	$25,880	$1,673,455

Cash at beginning of period	-	-
Cash at end of period	$(1,535,025)	$112,550

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	$-	$-
Stock issued for accounts payable	$-	$-
Stock issued for notes payable and interest	$-	$-
Stock issued for convertible debentures and interest	$-	$-
Convertible debentures issued for services	$-	$-
Warrants issued	$-	$-
Stock issued for penalty on default of convertible debentures	$-	$-
Note payable issued for finance charges	$-	$-
Forgiveness of note payable and accrued interest	$-	$-

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Malibu Minerals, Inc. (“Malibu Minerals” or the “Company”) was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America.

Our property, known as the Malibu Gold Property comprises one MTO mineral claim containing 8 cell claim units totaling 165.685 hectares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.    Income Taxes

The Company prepares its tax returns on the accrual basis. The Company has elected to file its taxes as a Limited Liability Company, whereby its profits and losses are passed through to its members. Accordingly, the Company does not pay or accrue income taxes. Also, the Company does not record an asset for the value of its net operating loss carry forwards.

d.     Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.     Assets

The company holds assets of 112,500 in cash as of December 31, 2006 and an investment of 15% of the entire authorized share capital of Flex Fuels Energy Limited, a developmental stage company headquartered in London, England for a value of $1,500,000. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property

During the period from inception (March 10, 2006) to December 31, 2006, the Company purchased mining claims located in the Malibu Gold Property which comprises one MTO mineral claim containing 8 cell claim units totaling 165.685 hectares.
The anticipated costs of this development are presented in three results-contingent stages.

Phase 1
Reconnaissance geological mapping, prospecting,
rock and soil sampling. Three days on site, two days travel.

Geologist - 5 days @ $450/day	$2250.00
Consultant/Project Manager - 5 days @ $450/day	$2250.00
Sampler/Geological Assistant - 5 days @ $250/day	$1250.00
Boat rental (including fuel, etc) - 5 days @ $160.00/day	$800.00
Truck rental - 1000 km @ 0.75/km inclusive	$750.00
Rock samples - 50 @ $50.00 per sample	$2500.00
Soil and silt samples - 100 @ $30.00 per sample	$3000.00
BC Ferries	$200.00
Per diem (with camp rental) - 15 man-days @ $100.00/day	$1500.00
Misc. sampling and field supplies	$500.00
Report and reproduction costs	$1000.00
Subtotal	$16,000.00

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management Fee @ 15%	$2400.00
Contingency @ 10%	$1600.00

Total	$20.000.00
GST@ 6% (July 1, 2006)	$1200.00
NET TOTAL	$21,200.00

Phase 2

Detailed surface and underground geological mapping and rock sampling, cutline grid construction, soil and silt geochemical survey, EM and Mag surveys, establish drill and trenching targets, four-man crew with camp and supplies, transportation, report.

$85,000.00

Phase 3

1000 metres of diamond drilling @ 100.00 per metre, plus geological supervision, camp and supplies, transportation, assays, report and other ancillary costs.

$175,000.00

TOTAL	$281,200.00

Exploration costs have been estimated in Canadian Dollars.  Based on the noon buying rate in New York City on December 29, 2006 of $1.1652 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three phases of the Company's exploration program approximately equal a total cost of US$ 241,331.96

In accordance with FASB No. 89 paragraph 14 “Additional Disclosure by Enterprises with Mineral Resources Assets” the Company since inception (March 10, 2006) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.     Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues for the year ended on December 31, 2006 and has paid expenses for $60,905 $45,050 representing accounting, legal and filing fees, $855 representing incorporation costs, $5,000 in professional fees and $10,000 as a result of the impairments of the mineral claims.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its Malibu Gold property is to be held and used for impairment, as per SFAS 144: “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.

In accordance with FASB 144, 25, “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as “income from operations” is presented, it shall include the amount of that loss.” The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	For the year ended	From inception (March 10, 2006) to
	December 31, 2006	December 31, 2006
Revenue	$-	$-

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounting & Legal Fees	45,050	45,050
Professional Fees	5,000	5,000
Incorporation	855	855
Total Expenses	60,905	60,905

Net Income (Loss)	$(60,905)	$(60,905)

g. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the year ended	From inception (March 10, 2006) to
	December 31, 2006	December 31, 2006
Net Income (Loss)	$(60,905)	$(60,905)

Basic & Diluted (Loss) per Share	(0.006)	(0.006)

Weighted Average Number of Shares	10,019,938	10,019,938

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of December 31, 2006 there was $112,550 in cash.

	As of
	December 31	June 30
	2006	2006
	(Audited)	(Audited)
Assets

Cash	$112,550	$-
Total current assets	112,550	-

j. Liabilities

Liabilities are made up of current and long-term liabilities.

Long-term liabilities includes a shareholders’ loan of $13,455, $7,600 representing accounting, legal and filing fees for the three months ended on September 30, 2006, $855 representing incorporation costs and $5,000 in professional fees as of December 31, 2006.

	As of
	December 31	June 30
	2006	2006
	(Audited)	(Audited)
Liabilities
Current liabilities	$-	$-
Accounts payable	$-	$5,855
Total current liabilities	-	5,855

Long term liabilities	-	-
Shareholders loan	13,455	-

Total Liabilities	13,455	5,855

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:
As of December 31, 2006, there are Ten Million (12,425,814) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($60,905) for the period from March 10, 2006 (inception) to December 31, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.