Form 10KSB/A
period 2006-12-31
Malibu Minerals Inc.
filed 2007-04-26
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

The Company has determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2006 filed as part of its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 (the “Report”), was necessary due to certain erroneous entries appearing in its financial statements. Specifically, this amended Annual Report on Form 10-KSB/A (the “Amended Report”) amends and restates the Report solely to (i) amend and restate the Company’s financial statements filed as part of the Report to correct (a) erroneous “Paid in Capital” entry and “Retained earnings (deficit)” entry and resulting changes in “Total stockholders equity” and “Total liabilities and stockholders equity” entries as of December 31, 2006, set forth in the Balance Sheet located on page F-2 of this Amended Report, (b) erroneous “Deficient Accumulated During Development Stage” entry and “Total Equity” entry as of December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of this Amended Report, (c) erroneous “Cash Flow from Financing Activities” entry, “Cash at end of period” entry, and “Shares issued in Lieu of Payment for Service” entry for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows located on page F-6 of this Amended Report, and (ii) correctly disclose director compensation paid to a member of the Company’s board of directors during the fiscal year ended December 31, 2006, set forth on page 28 of this Amended Report.

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

In their report dated April 25, 2007, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred a net loss of $60,905 for the period from March 10, 2006 (inception) to December 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from exploration of commercially exploitable mineral deposits or reserves. We have $112,550 of cash in hand and working capital of $112,550 as of December 31, 2006. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $150,000. On December 29, 2006, we received proceeds of $1,650,000 for the sale of 2,357,143 shares of our Common Stock to certain investors and we utilized $1,500,000 out of these proceeds to acquire a 15% equity interest in Flex Fuels (for more information see Section “Recent Developments” set forth above). Despite this recent financing, our working capital is not sufficient to enable us to complete all phases of our exploration program and pursue our stated plan of operation for the next twelve-month period. Therefore, we will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current shareholders. Currently, we do not have definite arrangements for additional funds.

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

Explanatory Note

We have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended December 31, 2006 filed as part of our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 (the “Report”), was necessary due to certain erroneous entries appearing in our financial statements. Specifically, this amended Annual Report on Form 10-KSB/A (the “Amended Report”) amends and restates the Report solely to (i) amend and restate our financial statements filed as part of the Report to correct (a) erroneous “Paid in Capital” entry and “Retained earnings (deficit)” entry and resulting changes in “Total stockholders equity” and “Total liabilities and stockholders equity” entries as of December 31, 2006, set forth in the Balance Sheet located on page F-2 of this Amended Report, (b) erroneous “Deficient Accumulated During Development Stage” entry and “Total Equity” entry as of December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of this Amended Report, (c) erroneous “Cash Flow from Financing Activities” entry, “Cash at end of period” entry, and “Shares issued in Lieu of Payment for Service” entry for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows located on page F-6 of this Amended Report, and (ii) correctly disclose director compensation paid to a member of our board of directors during the fiscal year ended December 31, 2006, set forth on page 28 of this Amended Report.

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

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
James Laird (1)(4)	—	—	—	—	—	—	—

Thomas Barr (2)	—	69 (5)	—	—	—	—	69

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

(4) See Executive Compensation table below for the total amount of compensation received by Mr. Laird in his capacities as our sole executive officer and a member of our board of directors.

(5) Effective as of December 18, 2006, Mr. Barr received 68,673 shares of our common stock in consideration of his appointment as a member of our board of directors on the same date. Amount represents stock-based compensation expense for fiscal year 2006 for awards of stock granted in fiscal year ended December 31, 2006, under SFAS 123R.

Except as set forth above, directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

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

Exhibit Number	Description
3(i)	Articles of Incorporation of the Company dated March 10, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Asset Purchase Agreement dated march 27, 2006, entered into by and between James Laird and the Company (1)

10.2	Acquisition Agreement dated December 29, 2006 entered into by and among the Company, Flex Fuels Energy Limited, the shareholders of Flex Fuels Energy Limited and the individuals signatory thereto. (2)

10.3	Form of a Voting Trust Agreement to be entered into in connection with the Acquisition Agreement. (2)

10.4	Form of Lock-up Agreement to be entered into in connection with the Acquisition Agreement. (2)

10.5	Subscription Agreement dated December 29, 2006 entered into by and among the Company and the subscribers’ signatories thereto. (2)

10.6+	Employment Agreement dated April 12, 2007 entered into by and between the Company and James Laird. (3)

10.7+	Employment Agreement dated April 12, 2007 entered into by and between the Company and Thomas Barr. (3)

21.1	List of subsidiaries of the Company. (3)

31.1	Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

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
* Filed herewith.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on August 4, 2006.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on January 5, 2007.
(3) Incorporated by reference to the Company’s Annual Report filed with the SEC on Form 10-KSB on April 17, 2007.

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

MALIBU MINERALS, INC.

Date: April 25, 2007	By:	/s/ James Laird
James Laird
Chief Executive Officer, President, acting Chief Financial Officer and acting Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Laird	Chief Executive Officer, President,	April 25, 2007
James Laird	acting Chief Financial Officer, acting Principal
Accounting Officer and Director

/s/ Thomas Barr	Director	April 25, 2007
Thomas Barr

MALIBU MINERALS, INC.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Malibu Minerals Inc (An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying restated balance sheet of Malibu Minerals Inc (A Exploration Stage Company) as of December 31, 2006, and the related restated statements of operations, stockholders’ equity and cash flows from inception March 10, 2006 through December 31, 2006 and the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Malibu Minerals Inc (A Exploration Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception March 10, 2006 through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s net losses and accumulated deficit of $60,905 as of December 31, 2006 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 25, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

MALIBU MINERALS INC
(An Exploration Stage Company)
Balance Sheet
(Stated in US Dollars)

	As of
	December 31	June 30
	2006	2006
	(Restated) (Audited)	(Audited)
Assets

Cash	$112,550	$-
Total current assets	112,550	-

Flex Fuels Investments	$1,500,000	$-
Total Investments	$1,500,000	$-

Total Assets	1,612,550	-

Liabilities
Current liabilities	$-	$-
Accounts payable	$-	$5,855
Total current liabilities	-	5,855

Long term liabilities	-	-
Shareholders loan	13,455	-

Total Liabilities	13,455	5,855

Equity
100,000,00 Common Shares Authorized, 12,425,814 issued and outstanding @ $0.001 Par	12,426	10,000
Paid in Capital	1,647,574
Retained earnings (deficit)	(60,905)	(15,855)
Total stockholders equity	1,599,095	(5,855)

Total liabilities and stockholders equity	$1,612,550	$-

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

MALIBU MINERALS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)
				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity (Restated)
Shares issued to founders at $0.001 per share	10,000,000	$10,000	$-		$10,000

Shares issued in Lieu of Payment for Service	68,673	$69	$(69)		$(0)

Shares issued at $0.70 per share	2,357,141	$2,357	$1,647,643		$1,650,000

Net (Loss) for period				60,905	60,905
Balance, December 31, 2006	12,425,814	12,426	1,647,574	60,905	1,599,095

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Statement of Cash Flows

	For the year ended	From inception (March 10, 2006) to
	December 31, 2006 (Restated)	December 31, 2006
Cash Flow From Operating Activities
Net income (loss)	$(60,905)	$(60,905)
Recognition of an Impairment Loss
(Mineral Claims)	10,000	10,000
Accounts payable	-	-
Net cash used in operating activities	(50,905)	(50,905)

Cash Flow From Investing Activities
Flex Fuels Energy Limited	(1,500,000)	(1,500,000)
Purchase of mineral claim	(10,000)	(10,000)
Net cash used in investing activities	$(1,510,000)	$(1,510,000)

Cash Flow from Financing Activities
Loan from Shareholders	13,455	13,455
10,000,000 Common shares issued to founders @ $0.001 per share	10,000	10,000
68,673 Shares issued in Lieu of Payment for Service	-	-
2,357,141 Common shares issued @$0.70 per share	1,650,000	1,650,000
Net cash provided by financing activities	$1,673,455	$1,673,455

Cash at beginning of period	-	-
Cash at end of period	$112,550	$112,550

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service	68,673	68,673
Stock issued for accounts payable	-	-
Stock issued for notes payable and interest	-	-
Stock issued for convertible debentures and interest	-	-
Convertible debentures issued for services	-	-
Warrants issued	-	-
Stock issued for penalty on default of convertible debentures	-	-
Note payable issued for finance charges	-	-
Forgiveness of note payable and accrued interest	-	-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

As of December 31, 2006, there are twelve million four hundred twenty-five thousand eight hundred fourteen (12,425,814) shares issued and outstanding at a value of $0.001 per share

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

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

NOTE 4 - FINANCIALS RESTATED

The 2006 column in the Balance Sheet was restated to include additional paid in capital of $1,650,000 of which was excluded from a previous audit. The Statement of Shareholders Equity was restated to show a loss of $60,905. The 2006 column in the Statement of Cash Flows was restated to include additional paid in capital of $1,650,000, of which was excluded from the previous audit.