Form 10QSB
period 2007-03-31
Malibu Minerals Inc.
filed 2007-05-15
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[         ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

Commission File Number: 000-52601

MALIBU MINERALS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-5242826
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 590 - 999 West Hastings Street
Vancouver, BC Canada
(Address of principal executive offices)

(604) 685-7552
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [      ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2007, the Issuer had 12,258,816 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [       ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited condensed  financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company” and “Malibu” mean Malibu Minerals, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

MALIBU MINERALS INC
(An Exploration Stage Company)
Balance Sheet
(Stated in US Dollars)

	As of	As of
	March 31	December 31
	2007	2006
Assets

Cash	$71,564	$112,550
Total current assets	71,564	112,550

Flex Fuels Investments	$1,500,000	$1,500,000
Total Investments	$1,500,000	$1,500,000

Total Assets	$1,571,564	$1,612,550

Liabilities
Current liabilities	$-	$-
Accounts payable	$-	$-
Total current liabilities		-

Long term liabilities
Shareholders loan	$13,455	$13,455
Total long term liabilities	$13,455	$13,455

Total Liabilities	$13,455	$13,455

Equity
100,000,00 Common Shares Authorized, 12,425,814 issued and outstanding @ $0.001 Par	$12,426	$12,426
Paid in Capital	$1,647,574	$1,647,574
Retained earnings (deficit)	$(101,891)	$(60,905)
Total stockholders equity	$1,558,109	$1,599,095

Total liabilities and stockholders equity	$1,571,564	$1,612,550

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Income Statement
(Stated in US Dollars)

	For the three months ended	For the year ended
	March 31, 2007	December 31, 2006
Revenue	$-	$-

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	-	10,000
Accounting & Legal Fees	32,603	45,050
Professional Fees	4,737	5,000
Consulting Fees	3,646	-
Incorporation	-	855
Total Expenses	40,986	60,905

Net Income (Loss)	$(40,986)	$(60,905)

Basic & Diluted (Loss) per Share	(0.003)	(0.006)

Weighted Average Number of Shares	12,425,814	10,019,938

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Statement of Cash Flows

	For the first three months ended	For the year ended
	March 31, 2007	December 31, 2006

Cash Flow From Operating Activities
Net income (loss)	$(40,986)	$(60,905)
Recognition of an Impairment Loss	-
(Mineral Claims)	-	10,000
Accounts payable	-	-
Net cash used in operating activities	(40,986)	(50,905)

Cash Flow From Investing Activities
Flex Fuels Energy Limited	-	(1,500,000)
Purchase of mineral claim	-	(10,000)
Net cash used in investing activities	$-	$(1,510,000)

Cash Flow from Financing Activities
Loan from Shareholders	-	13,455
10,000,000 Common shares issued at founders @ $0.001 per share	-	10,000
68,673 Shares issued in Lieu of Payment for Service	-	-
2,357,141 Common shares issued @$0.70 per share	-	1,650,000
Net cash provided by financing activities	$-	$1,673,455

Cash at beginning of period	112,550	-
Cash at end of period	$71,564	$112,550

Cash Paid For:
Interest	$-	$-
Income Tax	$-	$-

Non-Cash Activities
Shares issued in Lieu of Payment for Service		68,673
Stock issued for accounts payable
Stock issued for notes payable and interest
Stock issued for convertible debentures and interest
Convertible debentures issued for services
Warrants issued
Stock issued for penalty on default of convertible debentures
Note payable issued for finance charges
Forgiveness of note payable and accrued interest

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (March 10, 2006) to March 31, 2007
(Stated in US Dollars)

				Deficit
				Accumulated
				During
	Common Stock		Paid in	Development	Total
	Shares	Amount	Capital	Stage	Equity
Shares issued to founders at $0.001 per share	10,000,000	$10,000	$-		$10,000

Shares issued in Lieu of Payment for Service	68,673	$69	$(69)		$(0)

Shares issued at $0.70 per share	2,357,141	$2,357	$1,647,643		$1,650,000

Net (Loss) for period				$(60,905)	$(60,905)
Balance, December 31, 2006	12,425,814	$12,426	$1,647,574	$(60,905)	$1,599,095

Net (Loss) for period				$(40,986)	$(40,986)
Balance, March 31, 2007	12,425,814	$12,426	$1,647,574	$(101,891)	$1,558,109

The accompanying notes are an integral
part of these financial statements.

MALIBU MINERALS INC
(An Exploration Stage Company)
Footnotes to the Financial Statements
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Malibu Minerals, Inc. (“Malibu Minerals” or the “Company”) was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America. Our property, known as the Malibu Gold Property comprises one MTO mineral claim containing 8 cell claim units totaling 165.685 hectares.

On December 29, 2006 the company diversified its business by acquiring 15% ownership of Flex Fuels Energy Limited, a company formed under the laws of England and Wales. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

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

e. Assets

The company holds assets of USD $71,564 in cash as of March 31, 2007 and an investment of 15% of the entire authorized share capital of Flex Fuels Energy Limited, a developmental stage company headquartered in London, England valued at $1,500,000. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

Mineral Property

In 2006 the Company purchased mining claims located in the Malibu Gold Property which comprises one MTO mineral claim containing 8 cell claim units totaling 165.685 hectares.

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

NET TOTAL	$85,000.00

Phase 3
1000 metres of diamond drilling @ 100.00 per metre, plus geological supervision, camp and supplies, transportation, assays, report and other ancillary costs.

$175,000.00

TOTAL	$281,200.00

Exploration costs have been estimated in Canadian Dollars.  Based on the noon buying rate in New York City on March 30, 2007 of $1.1529 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three phases of the Company's exploration program approximately equal a total cost of US$ 243,906

In accordance with FASB No. 89 paragraph 14 “Additional Disclosure by Enterprises with Mineral Resources Assets” the Company since inception (March 10, 2006) has yet to establish proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves. Moreover, the Company has not purchased or sold proved or probable minerals reserves since inception. Due to the fact that we have no proven or probable mining reserves the Company will record our exploration and development costs within operating expenses, as opposed to capitalizing those costs.

f. Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues for the quarter ending March 31, 2007 and has paid expenses of $40,986. $32,603 representing accounting and legal fees, $4,737 representing professional fees, and $3,646 in consulting fees.

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

	For the three months ended	For the year ended
	March 31, 2007	December 31, 2006
Revenue	$-	$-

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	-	10,000
Accounting & Legal Fees	32,603	45,050
Professional Fees	4,737	5,000
Consulting Fees	3,646	-
Incorporation	-	855
Total Expenses	40,986	60,905

Net Income (Loss)	$(40,986)	$(60,905)

g. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the three months ended	For the year ended
	March 31, 2007	December 31, 2006
Net Income (Loss)	$(40,986)	$(60,905)

Basic & Diluted (Loss) per Share	(0.003)	(0.006)

Weighted Average Number of Shares	12,425,814	10,019,938

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of March 31, 2007 there was $71,564 in cash.

	As of	As of
	March 31	December 31
	2007	2006
Assets

Cash	$71,564	$112,550
Total current assets	71,564	112,550

j. Liabilities

Liabilities are made up of current and long-term liabilities.
Long-term liabilities includes a shareholders’ loan of $13,455 as of March 31, 2007.

	As of	As of
	March 31	December 31
Liabilities	2007	2006
Current liabilities	$-	$-
Accounts payable	$-	$-
Total current liabilities		-

Long term liabilities
Shareholders loan	$13,455	$13,455
Total long term liabilities	$13,455	$13,455

Total Liabilities	$13,455	$13,455

Share Capital

a) Authorized:

100,000,000 common shares with a par value of $0.001

b) Issued:

As of March 31, 2007, there are 12,425,814 shares issued and outstanding at a value of $0.001 per share

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($40,986) for the three months ending March 31, 2007 and has not generated any revenues to date. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - SUBSEQUENT EVENTS

On April 26, 2007, Malibu Minerals, Inc. (the “Company”) filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) that was effective as of the same date. The Amendment was filed to increase the authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares and to create 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Annual Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended October 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our amended Annual Report filed on Form 10-KSB/A for the year ended December 31, 2006 filed with the SEC on April 26, 2007, which are hereby incorporated by reference.

INTRODUCTION

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

We have elected a fiscal year end of December 31.

Organizational History

We were incorporated in the State of Nevada on March 10, 2006, to operate as a developmental stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

Our headquarters are located at Suite 590 - 999 West Hastings Street, Vancouver, B.C. Canada V6C 2W2.

RECENT DEVELOPMENTS

On April 25, 2007, the Company’s shareholders of record as of the same date (the “Record Date”), via the affirmative vote of the Company’s shareholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

1.    To amend the Company's Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 500,000,000 shares; and

2.     To amend the Company's Articles of Incorporation to create a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock;

The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada on April 26, 2007, effective as of equal date, to amend the Company's Articles of Incorporation per the proposals #1 and #2.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the three months ended March 31, 2007. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed with (i) the exploration of the Malibu Gold Prospect to determine whether there is any potential for gold on our mineral claim, (ii) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection below titled “Proposed Program of Exploration,” and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate as outlined in subsection below titled “Proposed Program of Diversification of Our Business.” Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately CAD $21,200.00, $85,000.00 and $175,000.00 respectively. We had cash on hand in the amount of $71,564 in as of March 31, 2007, which were the remaining proceeds on hand of the financing proceeds acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. Prior to the first fiscal quarter of 2007 fiscal year, the lack of cash during our fiscal year ended December 31, 2006, has kept us from conducting any exploration work on the Malibu Gold Property or to otherwise acquire and explore other gold and mineral properties.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007

The accompanying financial statements show that we have incurred a net loss of $40,986 for the three months ended March 31, 2007, and $60,905 for the period from March 10, 2006 (date of inception) to December 31, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Revenue

We did not earn any revenues during our first quarter ended March 31, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties.

Expenses

Our operating expenses for the three months ended March 31, 2007 consisted of the following: $32,603 in accounting and legal fees, $4,737 in professional fees incurred, and $3,646 in consulting fees incurred. We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Net Loss

We incurred a net loss in the amount of $101,891 for the period from inception to March 31, 2007. Our loss was entirely attributable to the exploration of the Malibu Gold Prospect and the expenses incurred with respect to us complying with periodic filing requirements under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash was $71,564 and we had a liability in the amount of $13,455 in the form of shareholders loan and no accounts payable. Since our inception on March 10, 2006, to the end of our fiscal quarter ended March 31, 2007, we have incurred a loss of $101,891. We attribute our net loss to having no revenues to offset our operating expenses and professional fees incurred as part of our efforts to become a reporting and a publicly trading company.

Net cash used in operating activities was $40,986 during the first fiscal quarter ended March 31, 2007. At March 31, 2007, we had total stockholders’ equity of $1,558,109.

During the first fiscal quarter ended March 31, 2007, we did not have nay financing activities or investment activities.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

For recent accounting pronouncements, see Note 2 of our Financial Statements filed herewith.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our sole executive officer serving in dual capacities as our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our sole executive officer serving in dual capacities as our Chief Executive Officer and Chief Financial Officer Our, also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended March 31, 2007.

ITEM 3A (T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

None.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material or other pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, our management does not believe that there are any other proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 25, 2007, the Company’s shareholders of record as of the same date (the “Record Date”), via the affirmative vote of the Company’s shareholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

1.    To amend the Company's Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 500,000,000 shares; and

2.     To amend the Company's Articles of Incorporation to create a class of preferred stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share, of preferred stock;

The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada on April 26, 2007, effective as of equal date, to amend the Company's Articles of Incorporation per the proposals #1 and #2.

ITEM 5. OTHER INFORMATION.

(a)   None.

(b)   As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its amended Annual Report filed on Form 10-KSB/A for the fiscal year ended December 31, 2006.

ITEM 6.	EXHIBITS.
Exhibit Number	Description
3(i).1	Articles of Incorporation of the Company dated March 10, 2006. (1)

3(i).2	Certificate of Amendment filed by the Company with the Secretary of State of Nevada on April 26, 2007. (2)

3(ii)	By-laws of the Company. (1)

10.1+	Employment Agreement dated April 12, 2007 entered into by and between the Company and James Laird. (3)

10.2+	Employment Agreement dated April 12, 2007 entered into by and between the Company and Thomas Barr. (3)

31.1	Certification by Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1
Certification by Chief Executive Officer acting Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

Notes
+ Compensatory plan or arrangement.
* Filed herewith.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on August 4, 2006.
(2) Incorporated by reference to the Company’s Annual Report filed with the SEC on Form 10-KSB on April 17, 2007.
(3) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on May 5, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALIBU MINERALS, INC.

Date: May 15, 2007	By:	/s/ James Laird
James Laird
Chief Executive Officer, acting Chief Financial Officer, President, Secretary, Treasurer and Director (acting Principal Accounting Officer)