Form 10KSB/A
period 2006-12-31
Flex Fuels Energy, Inc.
filed 2007-09-12
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)
(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2006

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51430

FLEX FUELS ENERGY, INC.
(formerly Malibu Minerals, Inc)
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5242826 (I.R.S. Employer Identification No.)

Suite 590 - 999 West Hastings Street Vancouver, BC Canada (Address of principal executive offices)	V6C 2W2 (Zip Code)

Mailing Address
30 St. Mary Ave, London EC3A 8EP, United Kingdom
Issuer’s telephone Number: +44 (0) 8445 862 780

Principal Executive office telephone Number: (604) 685-7552

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

As of March 31, 2007, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $5,149,999 based on approximately 44,142,846 shares held by non affiliates at a price of $0.1167 (price at which shares of Common Stock were last sold).

As of December 31, 2006, there were outstanding 74,554,884 shares of Common Stock, 0.001 par value per share.

Explanatory Note

This second amended Annual Report on Form 10-KSB/A (the “Amended Report”) amends the amended Annual Report on Form 10-KSB/A filed by the Company with the Securities and Exchange Commission on April 26, 2007 (the “Report”) solely to correct (i) unrecorded liabilities incurred in the year ended December 31, 2006, (ii) certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement that were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006, (iii)  to amend the fair value attributed to the stock issued to Mr. Tom Barr, (iv) to consolidate the balance sheet and results of Flex Fuels Energy Limited and (v) to correctly disclose related party transactions.

The effects of these errors are summarized in the table:

	As		As
	Reported	Adjustments	Restated
Statement of Operations	$	$	$

Net Loss	(60,905)	(1,320,293)	(1,381,198)

Basic and diluted loss per share	(0.00)	(0.02)	(0.02)

Weighted average number of shares	60,162,280		60,162,280

Balance Sheet

Assets	1,612,550	2,209	1,614,759

Liabilities	13,455	60,740	74,195

Stockholders Equity	1,599,095	(1,287,222)	311,873

Minority Interest	-	1,228,691	1,228,691

Statement of Cash Flows

Net cash used in operating activities	(50,905)	48,405	(2,500)

Net cash used in investing activities	(1,510,000)	1,480,000	(30,000)

Net cash provided by financing activities	1,673,455	(28,455)	1,645,000

Unrecorded liabilities

The Company identified $4,050 in unrecorded liabilities for the period ended December 31, 2006.

Adjustments of certain legal costs

The Company incorrectly included legal costs in the Statement of Operations for the period ended December 31, 2006 for the private placement ($15,000) and the acquisition of a 15% holding in FFE Ltd ($20,000).  These costs have been correctly accounted for with the associated transactions.

Fair value attributed to the stock issued to Mr. Tom Barr

On December 18, 2006 the Company issued 412,038 shares of Common Stock in recognition of services provided to the Company as director. Originally the fair value attributed to these shares was $0.001667. On the same day the Company approved a private placement of 14,142,846 shares of Common Stock at $0.1167 per share to independent third parties. The management concluded that a value of $0.1167 per share was more appropriate which resulted in a charge of $48,071 in the amended Statement of Operations for the period ended December 31, 2006 (as opposed to previously recorded $69).

Consolidation of Flex Fuels Energy Limited (“FFE Ltd”)

As the Company has determined that FFE Ltd is a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd have been consolidated with the Company’s balance sheet and results. This has resulted in the excess of purchase price over net assets acquired of $1,303,172 being expensed in the period to December 31, 2006 due to FFE Ltd’s development stage status. The determination was based on the basis that although the Company acquired a 15% holding in FFE Ltd the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights.

Related party transactions

The related party disclosures (Item 12) have been amended to reflect the following:

On March 27, 2006, the Company acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a director and stockholder, for $10,000.

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, James Laird (CEO, CFO and director) initially held the license on behalf of the Company.  In June of 2006 the license was transferred by Mr. Laird to Esther Briner (a stockholder), a licensed Canadian prospecting agent and stockholder,  In July of 2007 Ms. Briner subsequently transferred the license to Coalharbour Consulting, Inc (“Coalharbour”), a licensed Canadian prospecting agent owned and controlled by Esther Briner.  Coalharbour currently holds the license on behalf of the Company.

The Company has not modified or updated disclosures presented in the 10-KSB/A (Amendment No. 1) in this Form 10-KSB/A (Amendment No. 2), except as required to reflect the effects of the items discussed above. Accordingly, this Form 10-KSB/A (Amendment No.2) does not reflect events occurring after the filing of the Form 10-KSB/A (Amendment No. 1) or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K/A (Amendment No.1) on April 26, 2007. Events occurring after the filing of the Form 10-KSB/A (Amendment No. 1) or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Reports on Form 10-QSB for the quarterly period ended June 30, 2007, which was filed concurrently with the filing of this Form 10-KSB/A (Amendment No. 2), and any reports filed with the Securities and Exchange Commission subsequent to the date of this filing.

The following items have been amended as a result of the restatements described above:

Part I—	Item 1—	Description of Business – information on Variable Interest Entity
Part II—	Item 6—	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II—	Item 7—	Financial Statements
Part II—	Item 8—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part II—	Item 9A—	Controls and Procedures
Part III—	Item 10—	Executive Compensation
Part III—	Item 12—	Certain Relationships and Related Transactions
Part III—	Item 14—	Principal Accountant Services and fees

Additionally the Report in full has been amended to reflect the change of name of the Company from Malibu Minerals, Inc to Flex Fuels Energy, Inc that occurred on July 16, 2007.

 NOTE REGARDING SHARE AND PER SHARE DATA

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

ITEM 1. DESCRIPTION OF BUSINESS

Information Regarding Forward Looking Statements

Flex Fuels Energy, Inc. (the "Company" or "we" or “us” or "our") (formerly Malibu Minerals, Inc) has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
7. General economic conditions.

Organizational History

We were incorporated in the State of Nevada on March 10, 2006, to operate as an exploration stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

Our headquarters are located at Suite 590 - 999 West Hastings Street, Vancouver, B.C. Canada V6C 2W2.  Our mailing address is 30 St. Mary Ave., London EC3A 8EP, United Kingdom.

Overview

We are an exploration stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. We have staked one mineral claim containing 8 cell claim units totaling 165.685 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula.

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves, we entered into an Acquisition Agreement with Flex Fuels Energy Limited and the stockholders of Flex Fuels Energy Limited as more fully described below.

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

FFE Ltd Agreement

On December 29, 2006 we entered into an Acquisition Agreement (the “Agreement”) with Flex Fuels Energy Limited, a development stage company formed under the laws of England and Wales (“FFE Ltd”), the stockholders of FFE Ltd (collectively the “Stockholders”) and the individuals signatories thereto for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves. Pursuant to the Agreement we acquired 15% of the entire authorized share capital of FFE Ltd (the “Shares”) and agreed to acquire and, FFE Ltd and the Stockholders agreed to sell, the remaining 85% of the entire authorized share capital of FFE Ltd, subject to the satisfaction of various closing conditions as more fully described below (the “Completion Conditions”). In consideration for the Shares, we paid to FFE Ltd $1,500,000 out of the Proceeds (as defined below). Also, effective as of December 19, 2006 and in connection with the Agreement, Thomas Barr, a member of our board of directors was appointed to the board of directors of FFE Ltd for the purpose of overseeing the achievement of the Completion Conditions and FFE Ltd’s business during the Interim Period (as defined below).

Pursuant to the Agreement, subject to the satisfaction of the Completion Conditions, we would acquire the remaining 85% of the entire authorized share capital of FFE Ltd for which we would be required to issue the Stockholders an aggregate of 24,854,480 shares of our Common Stock. Subject to satisfaction of the Completion Conditions and attainment of government approvals, if any, the closing of the acquisition of FFE Ltd is expected to occur no later than five months from the date of this Agreement (the “Interim Period”). We are presently conducting, and will continue to conduct, due diligence efforts to ensure that the Completion Conditions are satisfied.

The Completion Conditions include, but are not limited to (i) the satisfaction of various material terms of the Agreement, (ii) the closing of a financing in the minimum amount of net proceeds of $12,150,000 to our company, (iii) during the third and fourth months of the Interim Period, in our absolute discretion, us not concluding that the prospects for success of the FFE Ltd’s business do not justify proceeding to closing, (iv) the transactions contemplated under the Agreement having been approved by any regulatory authorities having jurisdiction over the transactions contemplated; (v) the delivery by us to FFE Ltd of the Voting Trust Agreements entered into by our stockholders holding in aggregate at least 10.5% of the issued and outstanding shares of our Common Stock at closing (the “10.5% Stockholders”), (vi) the delivery by us to FFE Ltd of the Lock-up Agreements entered into by the our stockholders holding at least 10.5% of our Common Stock then issued and outstanding, (vii) the delivery by us to FFE Ltd in a reasonable manner of a confirmation that our Common Stock has been approved for listing on the Principal Market (as defined in the Agreement), (viii) entry by FFE Ltd into all of the Completion Agreements set forth in Schedule 7 attached to the Agreement, and (ix) completion and delivery to us by FFE Ltd’s of its audited financial statements and interim financial statements (as more fully set forth in the agreement). For a further description of Completion Conditions, see the Agreement, a copy of which was annexed as Exhibit 10.1 to our Current Report filed with the SEC on Form 8-K on January 5, 2007.

We cannot provide any guarantee that the Completion Conditions will be satisfied or that we will be successful in our efforts to complete the Main Funding. FFE Ltd is a developmental stage company headquartered in London, England. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

As the Company has determined that FFE Ltd is a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd have to be consolidated with the Company’s balance sheet and results. The determination was based on the basis that although the Company acquired a 15% holding in FFE Ltd the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights. The investment of 15% of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition.

FFE Ltd Purchase Price Allocation on Acquisition of 15% holding:

Net assets acquired	216,828
Excess of Purchase Price over Net Assets Acquired	1,303,172
$1,520,000

Under United States Generally Accepted Accounting Principles (“GAAP”) where the acquired company is a “development stage” enterprise then any Excess of Purchase Price over Net Assets Acquired is expensed at the time of acquisition.

The Financial Accounting Standards Board (“FASB”) has provided guidelines as to identifying a “development stage” enterprise:

“an enterprise shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

a) Planned principal operations have not commenced.

b) Planned principal operations have commenced, but there has been no significant revenue there from.

A development stage enterprise will typically be devoting most of its efforts to activities such as financial planning; raising capital; exploring for natural resources; developing natural resources; research and development; establishing sources of supply; acquiring property, plant, equipment, or other operating assets, such as mineral rights; recruiting and training personnel; developing markets; and starting up production.”

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $1,303,172 and has been expensed in the period to December 31, 2006.

December Private Placement

Also, on December 29, 2006, we entered into a financing arrangement with several investors (the “Investors”) pursuant to which we sold $1,635,000 (the “Proceeds”) of shares of our Common Stock at a per share price of $0.1167 for an aggregate of 14,142,846 shares sold (the “Common Shares”).

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

 Property Acquisition Details

On March 27, 2006, the Company acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a director and stockholder, for $10,000.

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, James Laird (CEO, CFO and director) initially held the license on behalf of the Company.  In June of 2006 the license was transferred by Mr. Laird to Esther Briner (a stockholder), a licensed Canadian prospecting agent and stockholder,  In July of 2007 Ms. Briner subsequently transferred the license to Coalharbour Consulting, Inc, a licensed Canadian prospecting agent owned and controlled by Esther Briner.  Coalharbour currently holds the license on behalf of the Company.

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

           The topography along Jervis Inlet extents from sea level to mountain tops in excess of 2,000 meters elevation. In the vicinity of the old mining tunnels on the Malibu Gold Property, short, steep cliffs extend to tidewater, but elsewhere on the property slopes are more manageable.

The climate is typical of the west coast of British Columbia, mild and wet overall with some snowfall in the winter months. The summers are usually warm with less rainfall, and year-round work is possible on the property. Vegetation is a dense growth of coniferous forest, with cedar, fir, spruce, alder and maple trees. Ground vegetation is usually salal and various berry bushes.

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

There are physical work records of additional work being done on the property during the 1940’s, however, the prospector’s hand-drawn maps attached do not show exactly where the development is in relation to recognizable land features. This work apparently consisted of at least four shafts up to 6 meters deep and a 30 metre long trench.

Laird Exploration Ltd. first explored the property in 1983 as part of the BC Prospector’s Grant Program. Several assays were taken and the area was geologically mapped. Two assays from the #1 adit gave moderate values in gold, silver, copper, lead and zinc. The maximum gold assay was 0.08 oz/t Au. The #2 adit was driven 2 meters on a shallow-dipping 40 cm wide quartz vein with arsenopyrite, minor pyrite, chalcopyrite and native gold. The vein pinches and swells and can be followed for at least 200 meters along the shoreline cliffs. The #2 adit gave a gold assay 0.72 oz/t Au, with minor values in cobalt, copper and bismuth.

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

FFE Ltd would be our wholly owned subsidiary and it would aim to deliver a number of high yielding renewable energy projects that logically fit into its vertically integrated structure. We believe that this strategy along with our goal to diversify our business via (i) alternative fuel and exploration and (ii) discovery and exploration of minerals and gold subsidiaries is attractive to capital markets and allows for maximum valuation of our business as a whole. Such strategy could require approximately $75 million of funding in order for us to achieve and deliver our long term objectives. Ultimately, if we are successful in our efforts of completing this acquisition, we would operate our alternative fuel and our mineral business via two divisions responsible for the respective business.

Cost Estimates of Exploration Programs

The anticipated costs (in Canadian Dollars) of this development are presented in three results-contingent stages.

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

Employees

As of December 31, 2006, we had one employee. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our business and in our efforts to diversify our business, we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth.

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

Risks Related to Our Financial Results

WE HAVE INCURRED LOSSES SINCE INCEPTION,HAVE YET TO ATTAIN PROFITABLE OPERATIONS AND ANTICIPATE THAT WE WILL CONTINUE TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

As of December 31, 2006, we have incurred a net loss of $1,381,198 and have no revenues to date. We also have plans to significantly increase our expenses associated with our exploration of mineral claims and properties and in the event of successful acquisition of Flex Fuels, costs associated with our operation for our alternative fuels business. There is no assurance, we will be able to derive revenues from our exploration of our mineral claims, successfully achieve positive cash flow or that our mineral exploration business will be successful. Furthermore, in light of our losses, we will need to generate revenues in order to achieve and sustain profitability. If we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis. Any of these factors could cause our stock price to decline.

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

In their report dated September 12, 2007, our independent auditors stated that there was substantial doubt about our ability to continue as a going concern.. We have incurred a net loss of $1,381,198 for the period from March 10, 2006 (inception) to December 31, 2006 and have no revenues to date. Our future is dependent upon future profitable operations from exploration of commercially exploitable mineral deposits or reserves. The exploration for commercially exploitable mineral deposits or reserves, as well as general, legal, accounting and administrative expenses associated with our reporting requirements with the SEC, is expected to require from us total expenditures over the next twelve months in an approximate amount of $150,000. On December 29, 2006, we received net proceeds of $1,635,000 for the sale of 14,142,846 shares of our Common Stock to certain investors and we utilized $1,520,000 out of these proceeds to acquire a 15% equity interest in FFE Ltd (for more information see Section “Recent Developments” set forth above). Despite this recent financing, our working capital is not sufficient to enable us to complete all phases of our exploration program and pursue our stated plan of operation for the next twelve-month period. Therefore, we will require additional financing for our operational expenses, and further exploration work for commercially exploitable mineral deposits or reserves. We are seeking these additional funds via equity financing, private placements or loans from our directors or current stockholders. Currently, we do not have definite arrangements for additional funds.

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

James Laird, our sole executive officer, and our sole two members of our board of directors, make decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. Our only two directors exercise control over all matters requiring stockholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against the transactions implemented by Mr. Laird and our board of directors, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Mr. James Laird, our sole executive officer and a member of our board of directors, controlled approximately 40% of our issued and outstanding shares of Common Stock, as of March 31, 2007. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Laird is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Laird may not be, at all times, the same as those of other stockholders. Since Mr. Laird is not simply a passive investor but is also our sole executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our stockholders will be dependent upon Mr. Laird exercising, in a manner fair to all of our stockholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Laird will have the ability to significantly influence the outcome of most corporate actions requiring stockholder approval, including the merger of the Company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Laird may also have the effect of delaying, deferring or preventing a change in control of the Company which may be disadvantageous to minority stockholders.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with one employee as of December 31, 2006. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and hope that further expansion will be required to address potential growth and market opportunities. Furthermore, in the event we successfully acquire the remaining share capital of Flex Fuels, we would experience a period of expansion in headcount, facilities, infrastructure and overhead and would be required to address potential growth and market opportunities associated with the Flex Fuels acquisition. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. In the event we successfully acquire the remaining share capital of Flex Fuels, we would expect to be subject to the same or greater extent to the aforementioned risks.

SINCE MR. JAMES LAIRD, OUR EXECUTIVE OFFICER AND A MEMBER OF OUR BOARD OF DIRECTORS, IS NOT A RESIDENT OF THE UNITED STATES, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST HIM.

Accordingly, if an event occurs that gives rise to any liability, stockholders would likely have difficulty in enforcing such liabilities because Mr. Laird, our sole executive officer and a member of our board of directors, resides outside the United States. If a stockholder desired to sue, stockholders would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the stockholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where the assets are located. Furthermore, in the event we successfully acquire the remaining share capital of FFE Ltd, we anticipate expanding our management team and expanding our board of directors. One or more members of management team and expanded board of directors may not be residents of the United States and stockholders would likely have difficulty in enforcing such liabilities against them. In the event we successfully acquire the remaining share capital of FFE Ltd and as a result experience expansion of our management team and expansion of our board of directors, we would expect to be subject to the same or greater extent to the aforementioned risks.

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

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS.

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

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FFE LTD, WE MAY BE SUBJECT TO (I) GREATER LIABILITY RISKS, WHICH COULD BE COSTLY AND NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS; AND (II) COMPLIANCE WITH FEDERAL AND STATE REGULATIONS AND SUCH COMPLIANCE WOULD BE AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES .

In the event we successfully acquire the remaining share capital of FFE Ltd, we anticipate being subject to a greater extent to liability claims. There are currently many known hazards associated with the alternative energy industry. Other significant hazards may be discovered in the future. To protect against possible liability, we and our partners would be required to obtain liability insurance with coverage that we believe would then be consistent with industry practice and appropriate in light of the risks attendant to our business. However, if we and our partners are unable to maintain insurance in the future at an acceptable cost or at all, or if our insurance does not fully cover us and a successful claim was made against us and/or our partners, we could be exposed to liability. Any claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have an adverse effect on our financial performance.

In the event we successfully acquire the remaining share capital of FFE Ltd, we anticipate that our operations would be directly or indirectly subject to extensive and continually changing regulation affecting the alternative fuel industry. Many departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the alternative fuel industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the alternative fuel industry would increase our cost of doing business and, consequently, affect our profitability. If our operations are found to be in violation of any of the laws and regulations to which we may be subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations. Any penalties, damages, fines or curtailment of our then operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FFE LTD, (I) THE AVAILABILITY AND THE PRICE OF THE AGRICULTURAL COMMODITIES AND AGRICULTURAL COMMODITY PRODUCTS THAT WE MAY THEN PRODUCE AND MERCHANDISE MAY BE AFFECTED BY WEATHER, DISEASE, GOVERNMENT PROGRAMS AND OTHER FACTORS BEYOND OUR CONTROL; AND (II) FLUCTUATIONS IN ENERGY PRICES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

In the event we successfully acquire the remaining share capital of FFE Ltd, the availability and price of agricultural commodities that we may then produce, may be subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. These factors have historically caused volatility in the agricultural commodities industry and, consequently, may cause volatility in our future operating results. Reduced supply of agricultural commodities due to weather-related factors could adversely affect our profitability by increasing the cost of raw materials used in our agricultural processing operations. Reduced supplies of agricultural commodities could also limit our ability to procure, transport, store, process, and merchandise agricultural commodities in an efficient manner which could adversely affect our future profitability. In addition, the availability and price of agricultural commodities can be affected by other factors such as plant disease which can result in crop failures and reduced harvests.

In the event we successfully acquire the remaining share capital of FFE Ltd, our operating costs and selling prices of certain finished products will be sensitive to changes in energy prices. Our processing plants, if any, will be powered principally by electricity, natural gas, and coal. Our then transportation operations will be dependent upon diesel fuel and other petroleum products. Significant increases in the cost of these items could adversely affect our production costs and profitability. We may produce certain finished products, such as ethanol and bio-diesel, which are closely related to, or may be substituted for, petroleum products. Therefore, the selling prices of ethanol and bio-diesel relate to the selling prices of unleaded gasoline and diesel fuel. A significant decrease in the price of unleaded gasoline or diesel fuel could result in a significant decrease in the selling price of our energy products resulting from conversion of oil seed bearing crops and could adversely affect our revenues and operating results.

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FFE LTD, (I) GOVERNMENT POLICIES AND ENVIRONMENTAL REGULATIONS AFFECTING THE AGRICULTURAL SECTOR AND RELATED INDUSTRIES COULD ADVERSELY AFFECT OUR OPERATIONS AND PROFITABILITY; AND (II) WE WOULD BE SUBJECT TO FOOD AND FEED INDUSTRY RISKS.

In the event we successfully acquire the remaining share capital of FFE Ltd, we maybe subject to government policies and regulations associated with agricultural production and trade flows. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply, demand for, and prices of our products, restrict our ability to do business in our then existing and target markets and could negatively impact our operating results.

In the event we successfully acquire the remaining share capital of FFE Ltd, a significant part of our operations will be regulated by environmental laws and regulations. The production of our then products would require the use of materials which can create emissions of certain regulated substances. We cannot be assured that we would be in compliance with all environmental requirements at all times, or that we will not incur material costs or liabilities to comply with environmental requirements. In addition, changes to environmental regulations may require us to modify our then existing processing facilities and could significantly increase operating costs.

In the event we successfully acquire the remaining share capital of FFE Ltd, we would be subject to food industry risks which include, but are not limited to, food spoilage or food contamination, shifting consumer preferences, federal, state, and local food processing regulations, and customer product liability claims. In addition, we may not always be able to obtain adequate liability insurance related to product liability and food safety matters. The occurrence of any of the matters described above could adversely affect our revenues and operating results.

Risks Related to this Offering and Our Common Stock

WE MAY NEED ADDITIONAL CAPITAL THAT COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our Common Stock may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional Common Stock by our management, may have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

THERE IS NO MARKET FOR OUR COMMON STOCK, WHICH LIMITS OUR STOCKHOLDERS' ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

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

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

If we ever achieve a listing of our Common Stock, sales of substantial amounts of Common Stock in the public market could adversely affect the market price of the Common Stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In the event we successfully acquire the remaining share capital of FFE Ltd, stockholders who have been issued shares in this Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

IF WE EVER ACHIEVE A LISTING OF OUR COMMON STOCK, OUR SHARES MAY QUALIFY AS PENNY STOCK AND. AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR STOCKHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

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

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: Suite 510 - 999 West Hastings Street, Vancouver, British Columbia, Canada V6C 2W2.  Our mailing address is 30 St. Mary Ave., London EC3A 8EP, United Kingdom, and out telephone number is +44 (0) 8445 862 780.   We utilize our principal executive offices without having a formal agreement with the landlord.  We do not own any real estate.

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

Holders

As of December 31, 2006 there were 17 stockholders of record of our Common Stock.

Dividends

We have never declared any cash dividends and do not anticipate paying such dividends in the near future. We anticipate future earnings, if any, to be retained for use in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred stockholders.

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

None

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
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
7. General economic conditions.

Overview

We are an exploration stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. We have staked one mineral claim containing 8 cell claim units totaling 165.685 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula.

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves, we entered into an Acquisition Agreement with Flex Fuels Energy Limited and the stockholders of Flex Fuels Energy Limited as more fully described below.

In addition to our management’s approach to diversification of our business, our management’s goal of gaining greater access to capital markets, subject to the availability of resources and personnel and the existence of proven and probable gold and mineral reserves, we are currently continuing to and intend to proceed in the future with (1) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale, (2) mining and development of the Malibu Gold Property, and (3) our 3 Phase Business Development Plan outlined in Item 1 Description of Business - “Proposed Program of Exploration.”

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

Plan of Operations

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed with (i) the exploration of the Malibu Gold Prospect to determine whether there is any potential for gold on our mineral claim, (ii) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) our 3 Phase  Business Development Plan outlined in Item 1. Description of Business - “Proposed Program of Exploration” and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate. Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately CAD $21,200, $85,000 and $175,000 respectively. We had cash on hand in the amount of $1,612,500 in as of December 31, 2006, which was entirely acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. The Company’s lack of cash during our fiscal year ended December 31, 2006, has kept us from conducting any exploration work on the Malibu Gold Property or to otherwise acquire and explore other gold and mineral properties.

Weather permitting, we will commence Phase 1 of the exploration program during the second calendar quarter of 2007. Phase 2 and Phase 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the next twelve months:

•	$875 to be paid to the Provincial government to keep the claim valid;
•	$21,200 in connection with the completion of Phase 1 of our recommended geological work program;
•	$85,000 in connection with the completion of Phase 2 of our recommended geological work program;
•	$175,000 in connection with the completion of Phase 3 of our recommended geological work program; and
•
$10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

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

Results of Operations

The accompanying financial statements show that we have incurred a net loss of $1,381,198 for the period from March 10, 2006 (inception) to December 31, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Capital Resources

            At December 31, 2006, our cash was $1,612,500 and we had total liabilities of $74,195. Since our inception on March 10, 2006, to the end of our fiscal year ended December 31, 2006, we have incurred a net loss of $1,381,198. Net cash used in operating activities was $2,500 for the period ended December 31, 2006. At December 31, 2006, we had an accumulated deficit of $1,381,198.

From our inception on March 10, 2006 to the end of the period December 31, 2006, net cash provided by financing activities was $1,645,000, which was derived from the issuance and sales of our Common Stock and was substantially acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. For the period ended December 31, 2006, net cash used in the purchase of the Malibu Gold Mine Property was $10,000, and net cash used as a result of the purchase of 15% interest in FFE Ltd was $20,000, resulting from legal costs incurred in the acquisition of FFE Ltd which occurred on December 29, 2006 and net proceeds of $1,635,000 was raised on same date in connection with said acquisition.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, while we believe that recent financing will provide us with sufficient cash and/or cash equivalents to execute our Phase I operations, unless we are successful in achieving Completion of the Acquisition Agreement, we do not anticipate having sufficient cash and/or cash equivalents to execute our operations subsequent to this period. In addition, subject to the satisfaction of the Completion Conditions, if we successfully acquire FFE Ltd per the terms of the Acquisition Agreement, we will need to obtain additional financing in considerably larger amounts. Thus, we may need to obtain additional financing to operate our business for the next twelve months. We hope to raise the capital necessary to fund our business through a private placement and public offering of our Common Stock. Moreover, additional financing required to fund operations, whether raised through a public offering, private equity, debt financing, arrangements withstockholders or other sources, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our Common Stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2 of our Financial Statements filed herewith.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2006 been examined to the extent indicated in their report by BDO Stoy Hayward LLP, independent registered public accounting firm, and have been prepared in accordance with Generally Accepted Accounting Principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 29, 2007, Flex Fuels Energy, Inc. (the "Company") dismissed Moore & Associates, Chartered (“Moore”) as its independent accountants. Effective as of the same date, the Company's Board of Directors approved the decision to change the independent accountants.

Except for a “Going Concern” disclaimer issued by Moore in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2006, the report of Moore on the financial statements for the last fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audit for the most recent fiscal year and up to the date of the Current Report filed on July 3, 2007, there have been no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moore would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years Moore did not advise the Company with respect to items listed in Regulation S-B Item 304(a)(1)(iv)(B)). The Company has requested that Moore furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter was filed as exhibit #16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2007.

Subsequent to their dismissal significant errors were discovered leading to this amended Annual Report. In light of the discovery of these errors, BDO Stoy Hayward LLP was engaged by the Company to also re-audit the Company’s financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB/A filed by the Company with the SEC on April 26, 2007.

The Company engaged BDO Stoy Hayward LLP (“BDO”) as its new independent accountants as of June 29, 2007. During the two most recent fiscal years and through the date of this Current Report, the Company has not consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this amended Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

However, giving full consideration to the material weaknesses described below, we performed additional analyses and other procedures, including among other things, additional transaction reviews, control activities, and account reconciliations, in order to provide assurance that our Consolidated Financial Statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these and other expanded procedures we concluded that the Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

A “material weakness” is a significant deficiency, or combination of significant deficiencies, which results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

During July 2007 the Company reviewed the internal controls as of December 31, 2006,and identified and remedied in the third quarter of 2007 the following material weaknesses in our internal control over financial reporting:

•	We did not maintain a proper in-house finance function and relied upon a third party to maintain the finance function and prepare the financial reports.

•
We did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion. With respect to these procedures management determined that the material weakness arose due to the lack of training, experience or knowledge of persons preparing the financial records.

•	We did not effectively monitor the third-party accounting function and our oversight of financial controls.

•	The Company’s knowledge of US GAAP was limited.

In the opinion of management the material weaknesses described above have been remedied as a result of the Company’s acquisition of Flex Fuels Energy Limited with its own finance function and the appointment of Paul Gothard, an experienced qualified accountant, as Chief Financial Officer.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our internal controls over financial reporting that occurred during the period from inception (March 10, 2006) to December 31, 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Director Since

James Laird (1)	50	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	March 2006

Thomas Barr (2)	47	Vice President of Alternative Fuel Operations and Director	December 2006

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

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)	Non-Equity Incentive Plan Compens- ation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
James Laird Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director (2)	2006	-- (3)	--	--	--	--	--	--	--

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, and personal benefits in excess of $10,000.
(2) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and Director from the date of inception of our company, March 10, 2006.
(3) Mr. Laird did not receive any compensation during the 2006 fiscal year. However, in accordance with his employment agreement entered into with the Company on April 12, 2007, and effective as of December 1, 2006, Mr. Laird received compensation of $4,000 for his services to the Company for the month of December of 2006.

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

Employment Agreements

James Laird

Effective December 1, 2006 we executed an employment agreement dated April 12, 2007 with Mr. James Laird (“Laird Employment Agreement”), our Chief Executive Officer, President, acting Chief Financial Officer, Secretary, Treasurer and a member of our board of directors, for the services of Mr. Laird to us in the stated capacities for a one year term ending November 30, 2007 (the “Laird Employment Term”). The Laird Employment Agreement shall be subject to renewal at our sole discretion for successive one (1) year periods if we deliver to Mr. Laird a written notice of our intent to renew the Employment Term by giving notice to Mr. Laird per the terms of the Laird Employment Agreement. The Laird Employment Agreement provides for compensation to Mr. Laird solely in the form of a Base Salary at a monthly rate of $4,000 for the first four months of the Laird Employment Term, and at a rate of $2,500 thereafter for the remaining duration of the Laird Employment Term (collectively, the “Base Salary”). Subject to renewal of the Laird Employment Term, we and Mr. Laird shall mutually agree to in writing of the amount of the Base Salary that we shall pay to Mr. Laird.

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

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (3)	Total ($) (h)
James Laird (1)(4)	4,000	—	—	—	—	—	4,000

Thomas Barr (2)(5)	—	48,071 (5)	—	—	—	—	48,071

(1) (1) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 10, 2006.

(2) Mr. Barr was appointed as our director on December 18, 2006, and as our Vice President of Alternative Fuel Operations on April 12, 2007.

(3) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites, and personal benefits in excess of $10,000.

(4) See Executive Compensation table below for the total amount of compensation received by Mr. Laird in his capacities as our sole executive officer and a member of our board of directors.

(5) Effective as of December 18, 2006, Mr. Barr received 412,038 shares of our Common Stock in consideration of his appointment as a member of our board of directors on the same date. Amount represents stock-based compensation expense for fiscal year 2006 for awards of stock granted in fiscal year ended December 31, 2006, under SFAS 123R.

Except as set forth above, directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Flex Fuels Energy, Inc., Suite 590 - 999 West Hastings Street, Vancouver, B.C. Canada V6C 2W2. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 31, 2007, and all shares of our Common Stock issuable to that person in the event of the exercise of any outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 31, 2007. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Name and address ofowner	Title of Class	Capacity withCompany	Number of SharesBeneficially Owned (1)	Percentage of Class
James Laird	Common Stock	Founder, Chief Executive Officer, acting Chief Financial Officer, President and Director	30,000,000 (2)	40.24%
Thomas Barr	Common Stock	Vice President of Alternative Fuel Operations and Director	412,038 (2)	*
Firewatch Asset Ltd.	Common Stock	--	6,531,426	8.77%
All Officers and Directors As a Group (2 persons)			30,412,038	40.79%

* Beneficial ownership set forth above is less than 1%.
(1) Percentage ownership is based upon 74,554,884 shares of Common Stock outstanding on March 31, 2007 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Beneficial ownership consists entirely of our Common Stock.
(3) Emilio Roig as administrator has the voting and investment power with respect to all shares of the Company’s capital stock owned by Firewatch Asset Ltd.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions with Related Persons, Promoters and Certain Control Persons

On March 27, 2006, the Company acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a director and stockholder, for $10,000.

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, James Laird (CEO, CFO and director) initially held the license on behalf of the Company.  In June of 2006 the license was transferred by Mr. Laird to Esther Briner (a stockholder), a licensed Canadian prospecting agent and stockholder,  In July of 2007 Ms. Briner subsequently transferred the license to Coalharbour Consulting, Inc (“Coalharbour”), a licensed Canadian prospecting agent owned and controlled by Esther Briner.  Coalharbour currently holds the license on behalf of the Company.

Review, Approval or Ratification of Transactions with Related Persons

In the event we enter into any transaction with persons related to us, our board of directors will evaluate the terms of all of such transactions to ensure that such are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

CORPORATE GOVERNANCE

Board Determination of Independence

Our board of directors has determined that as of December 31, 2006, Mr. Thomas Barr is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”); however, on April 12, 2007, we entered into an employment agreement with Mr. Barr, and thus our board of directors no longer believes that Mr. Barr is “independent” as that term is defined by the NASDAQ. Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling stockholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

ITEM 13. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

Exhibit Number	Description
3(i)	Articles of Incorporation of the Company dated March 10, 2006. (1)

3(ii)	By-laws of the Company. (1)

10.1	Asset Purchase Agreement dated march 27, 2006, entered into by and between James Laird and the Company (1)

10.2	Acquisition Agreement dated December 29, 2006 entered into by and among the Company, Flex Fuels Energy Limited, the stockholders of Flex Fuels Energy Limited and the individuals signatory thereto. (2)

10.3	Form of a Voting Trust Agreement to be entered into in connection with the Acquisition Agreement. (2)

10.4	Form of Lock-up Agreement to be entered into in connection with the Acquisition Agreement. (2)

10.5	Subscription Agreement dated December 29, 2006 entered into by and among the Company and the subscribers’ signatories thereto. (2)

10.6+	Employment Agreement dated April 12, 2007 entered into by and between the Company and James Laird. (3)

10.7+	Employment Agreement dated April 12, 2007 entered into by and between the Company and Thomas Barr. (3)

21.1	List of subsidiaries of the Company. (3)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.1	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

+ Compensatory plan or arrangement.
* Filed herewith.
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on August 4, 2006.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on January 5, 2007.
(3) Incorporated by reference to the Company’s Annual Report filed with the SEC on Form 10-KSB on April 17, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to our Company by BDO Stoy Hayward LLP for professional services rendered in connection with the fiscal year ended December 31, 2006.

December 31, 2006

Audit fees	$60,000
Audit related fees	-
Tax fees	-
All other fees	-

Total fees	$60,000

The following is a summary of the fees billed to our Company by Moore & Associates, Chartered for professional services rendered in connection with the fiscal year ended December 31, 2006.

December 31, 2006
Fee Type

Audit fees	$41,950
Audit related fees	-
Tax fees	-
All other fees	-

Total fees	$41,950

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

FLEX FUELS ENERGY, INC.

Date: September 12, 2007	By:	/s/ Gordon Ewart
Gordon Ewart
Chief Executive Officer

Date: September 12, 2007	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (Acting Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Ewart	Chief Executive Officer and Director	September 12, 2007
Gordon Ewart

/s/ Paul Gothard	Chief Financial Officer and Director	September 12, 2007
Paul Gothard

/s/ James Laird	Vice President of Mineral Exploration Operations and Director	September 12, 2007
James Laird

/s/ Thomas Barr	Vice President of Alternative Fuels Division and Director	September 12, 2007
Thomas Barr

FLEX FUELS ENERGY, INC.
(formerly Malibu Minerals, Inc)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flex Fuels Inc (Formerly Malibu Minerals Inc)
Las Vegas, Nevada

We have audited the accompanying Consolidated BalanceSheet of Flex Fuels Inc. as of December 31, 2006 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows from the period from inception March 10, 2006 to December 31 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flex Fuels Inc at December 31, 2006, and the results of its operations and its cash flows from inception March 10, 2006 through December 31 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company’s net losses and accumulated deficit of $1,381,198 as of December 31, 2006 raise substantial doubt about its ability to continue as a going concern.  Management’s own forecasts confirm that further finance will be required in less than 12 months from the date of these financial statements in order to enable the Company to meet its obligations as they fall due.  Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3, the financial statements have been restated to reflect unrecorded liabilities, to correct the accounting for certain legal costs, to correct the fair value attributed to a stock issuance, and to consolidate a variable interest entity.

BDO Stoy Hayward LLP

London, England

12 September 2007

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Consolidated Balance Sheet
(Stated in US Dollars)

As of December 31 2006 (as restated)
Assets
Cash	1,612,500
Other current assets	499
Total current assets	1,612,999

Property and Equipment, net of $nil depreciation	1,760

Total Assets	$1,614,759

Current liabilities
Accounts payable	19,731
Accruals	54,464

Total Liabilities	$74,195

Minority Interest	1,228,691

Equity
100,000,00 Shares of Common Stock Authorized, 74,554,884 issued and outstanding	74,555
Additional Paid in Capital	1,618,516
Deficit accumulated during exploration stage	(1,381,198)
Total stockholders equity	311,873

Total liabilities and stockholders equity	$1,614,759

The accompanying notes are an integral

FLEX FUELS ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Stated in US Dollars)

(March 10, 2006) to
December 31, 2006
(as restated)
Revenue	$-

Expenses
Recognition of an Impairment Loss – mineral claims	10,000
Directors salaries	52,071
Accounting & Legal Fees	10,050
Professional and Consulting Fees	5,000
Other costs	905
Excess of Purchase Price over Net Assets Acquired	1,303,172

Total Expenses	1,381,198

Net Loss	(1,381,198)

Basic & Diluted Loss per Share	(0.02)

Weighted Average Number of Shares	60,162,280

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Consolidate Statement of Stockholders Equity
From Inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars) (as restated)
				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid in	Exploration	Total
	Shares	Amount	Capital	Stage	Equity
March 10, 2006: shares of Common Stock issued to founders.	60,000,000	60,000	(50,000)		10,000

December 18, 2006: fair value of 412,038 shares of Common Stock issued to Mr. Tom Barr in payment for services at $0.1167 per share.	412,038	412	47,659		48,071

December 29, 2006: shares of Common Stock issued at $0.1167 per share net of legal costs of $15,000 in a private placement.	14,142,846	14,143	1,620,857		1,635,000

Net Loss for period				(1,381,198)	(1,381,198)
Balance, December 31, 2006	74,554,884	$74,555	$1,618,516	$(1,381,198)	$311,873

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Stated in US Dollars)

From inception (March 10, 2006) to
December 31, 2006 (as restated)
Cash Flow From Operating Activities
Net loss	$(1,381,198)
Recognition of an Impairment Loss – mineral claims	10,000
Shares of Common Stock issued in Lieu of Payment for Services	48,071
Excess of Purchase Price over Net Assets Acquired	1,303,172
Accounts payable	13,455
Accruals	4,000

Net cash used in operating activities	(2,500)

Cash Flow From Investing Activities
Costs incurred in acquiring 15% holding in FFE Ltd	(20,000)
Purchase of mineral claim	(10,000)
Net cash used in investing activities	$(30,000)

60,000,000 shares of Common Stock issued to founders at $0.0001667 per share	10,000
14,142,846 shares of Common Stock issued at $0.1167 per share in a private placement	1,635,000
Net cash provided by financing activities	$1,645,000

Net change in cash	1,612,500
Cash at beginning of period	-
Cash at end of period	$1,612,500

Cash Paid For:
Interest	$-
Income Tax	$-

Non-Cash Activities ($)
Stock issued in Lieu of Payment for Service	48,071
Excess of Purchase Price over Net Assets Acquired expensed in the period	1,303,172

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 1 -	BASIS OF PRESENTATION

Flex Fuels Energy, Inc (“Flex Fuels” or the “Company”) (formerly Malibu Minerals, Inc) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles (“GAAP”) of the United States of America (“US GAAP”).

Flex Fuels was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America. The Company is diversifying its business by acquiring a 15% interest in Flex Fuels Energy Limited (“FFE Ltd”), a development stage company incorporated under the laws of England and Wales. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

The Company has elected a December 31 year-end.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Flex Fuels and its variable interest entities for which the Company is the primary beneficiary. Intercompany balances and transactions have been eliminated on consolidation.
.
b.   Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.     Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.     Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109").  Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for furniture and equipment as well as impairment losses and the timing of recognition of bad debts.. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

FLEX FUELS ENERGY, INC
 (An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e.    Fixed Assets

Fixed assets are stated at cost, net of depreciation once the asset has come into use. Computer and office equipment are depreciated in a straight-line basis over two years.

f.     Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, (“ SFAS 123(R)”) , which requires that compensation cost relating to share-based payment transaction be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued at date of issue.

g.     Foreign Exchange

The Company’s functional and reporting currency is US Dollars. The accounts of the Company’s foreign investment, FFE Ltd are maintained using the local currency as the functional currency. FFE Ltd’s assets and liabilities are translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

h.     Impairment of long-lived Assets

The Company has determined that its Malibu Gold property is to be impaired, as per SFAS 144: “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.

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

The license was originally acquired for $10,000 cash and initially held on behalf of the Company by Jim Laird – see Note 5 - Related Party Transactions.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.     Minority Interest

The Minority Interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity. It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses. As the minority has not agreed to fund losses in excess of the share of net assets acquired losses attributable to the minority are limited.

j.   Basic Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

From inception (March 10, 2006) to
December 31, 2006
Net Loss	$(1,381,198)

Basic & Diluted Loss per Share	(0.02)

Weighted Average Number of Shares	60,162,280

k.   Share Capital

a) Authorized:

100,000,000 shares of Common Stock with par value of $0.001

b) Issued:

As of December 31, 2006, there are 74,554,884 shares of Common Stock issued and outstanding at par value of $0.001 per share

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 3 –	RESTATEMENT OF FINANCIAL STATEMENTS

This second amended Annual Report on Form 10-KSB/A (the “Amended Report”) amends the amended Annual Report on Form 10-KSB/A filed by the Company with the Securities and Exchange Commission on April 26, 2007 (the “Report”) solely to correct (i) unrecorded liabilities incurred in the year ended December 31, 2006, (ii) and certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006, (iii)  to amend the fair value attributed to the stock issued to Mr. Tom Barr, (iv) to consolidate the balance sheet and results of Flex Fuels Energy Ltd and (v) to correctly disclose related party transactions.
.

The effects of these errors are summarized in the table:

	As		As
	Reported	Adjustments	Restated
	$	$	$
Statement of Operations

Net loss	(60,905)	(1,320,293)	(1,381,198)

Basic and diluted loss per share	(0.00)	(0.02)	(0.02)

Weighted average number of shares	60,162,280		60,162,280

Balance Sheet

Assets	1,612,550	2,209	1,614,759

Liabilities	13,455	60,740	74,195

Stockholders Equity	1,599,095	(1,287,222)	311,873

Minority Interest	-	1,228,691	1,228,691

Statement of Cash Flows

Net cash used in operating activities	(50,905)	48,405	(2,500)

Net cash used in investing activities	(1,510,000)	1,480,000	(30,000)

Net cash provided by financing activities	1,673,455	(28,455)	1,645,000

Unrecorded liabilities

The Company identified $4,050 in unrecorded liabilities for the period ended December 31, 2006.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

Adjustments of certain legal costs

The Company incorrectly included legal costs in the Statement of Operations for the period ended December 31, 2006 for the private placement ($15,000) and the acquisition of a 15% holding in FFE Ltd ($20,000).  These costs have been correctly accounted for with the associated transactions.

Fair value attributed to the stock issued to Mr. Tom Barr

On December 18, 2006 the Company issued 412,038 shares of Common Stock in recognition of services provided to the Company as director. Originally the fair value attributed to these shares was $0.0001667. On the same day the Company approved a private placement of 14,142,846 shares of Common Stock at $0.1167 per share to independent third parties. The management concluded that a value of $0.1167 per share was more appropriate which resulted in a charge of $48,071 in the amended Statement of Operations for the period ended December 31, 2006 (as opposed to previously recorded $69).

Consolidation of Flex Fuels Energy Limited (“FFE Ltd”)

As the Company has determined that FFE Ltd is a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd have been consolidated with the Company’s balance sheet and results. This has resulted in the excess of purchase price over net assets acquired of $1,303,172 being expensed in the period to December 31, 2006 due to FFE Ltd’s development stage status. The determination was based on the fact that although the Company acquired 15% of FFE Ltd it provided all of the initial capital for the operations of FFE Ltd to undertake and therefore took on risks in excess of its percentage holding or voting rights.

NOTE 4 -	GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of ($1,381,198) for the period from March 10, 2006 (inception) to December 31, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its Common Stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 -	RELATED PARTY TRANSACTIONS

On March 27, 2006, the Company acquired the mineral license from Mr. Jim Laird, a director and stockholder, for $10,000.

As a non-Canadian individual or company cannot directly hold a mineral license in British Columbia therefore it was initially held on behalf of the Company by Jim Laird (CEO, CFO and director). It was subsequently transferred to Esther Briner (a licensed prospecting agent and stockholder) in June 2006 who then transferred it to Coalharbour Consulting, Inc (“Coalharbour”), a licensed prospecting agent owned and controlled by Esther Briner (a stockholder) in July 2007. Both Esther Briner and Coalharbour held or hold the license on behalf of the Company.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)
NOTE 6 –	INCOME TAXES

The income tax provision is summarized as follows for the years ended December 31:

2006

Current
Federal	$0
State and local	0
Foreign	0
Deferred	0

Total income tax provision (benefit)	$0

Significant components of deferred tax assets were as follows as of December 31:

Deferred Tax Assets	2006
($’s)

Tax loss carry-forward	$27,309
Capital loss carry forward	456,110
Property and plant depreciation methods	0
Total	483,419
Valuation Allowance	(483,419)
Net deferred tax asset	$-

The Company has net operating loss carry-forwards for United States tax purpose to offset future taxable income of $78,026 expiring in years 2007 through 2019. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, FFE Ltd has $54,812 of net operating loss carry-forwards to offset future taxable income. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

2006

Income taxes at the federal statutory rates	(35%)
Change in valuation allowance	35
Foreign operations	-
Effective rate of income tax	0%

The Company has net capital losses to be carried forward in the U.S. of $1,303,172 from the impairment of its investment in FFE Ltd to offset against future capital gains expiring in years 2008 through 2010.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)
NOTE 7 –	VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities Revised” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly, whether it should consolidate the entity. The Company was required to apply FIN 46R to such variable interest entities (“VIEs”).

The Company has determined that the FFE Ltd is a variable interest entity and therefore should be consolidated as the Company has provided funding for all the initial capital for FFE Ltd’s operations while only acquiring a 15% holding in the entity.

Upon consolidation the Company eliminated its previous recorded investment in FFE Ltd. The acquisition of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The purchase price reflects the cost of the shares acquired ($1,500,000) plus legal costs ($20,000) incurred in acquiring the 15% interest in FFE Ltd. Prior to the acquisition of the remaining 85% of FFE Ltd on May 29, 2007 the maximum loss the Company could have incurred was $1,500,000.

FFE Ltd Purchase Price Allocation on Acquisition of 15% holding:

$
Current assets	225,000
Current liabilities	(8,172)
Net assets acquired	216,828
Excess of Purchase Price over Net Assets Acquired	1,303,172
$1,520,000

The assets and liabilities of FFE Ltd on the date of acquisition comprised the following:

Assets	$
Cash		1,500,000
Liabilities
Accounts payable		6,276
Accruals		48,204

NOTE 8 –	DEVELOPMENT STAGE COMPANIES

Under United States Generally Accepted Accounting Principles (“GAAP”) where the acquired company is a “development stage” enterprise then any Excess of Purchase Price over Net Assets Acquired is expensed at the time of acquisition.

The Financial Accounting Standards Board (“FASB”) has provided guidelines as to identifying a “development stage” enterprise:

“an enterprise shall be considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

a) Planned principal operations have not commenced.

b) Planned principal operations have commenced, but there has been no significant revenue there from.

A development stage enterprise will typically be devoting most of its efforts to activities such as financial planning; raising capital; exploring for natural resources; developing natural resources; research and development; establishing sources of supply; acquiring property, plant, equipment, or other operating assets, such as mineral rights; recruiting and training personnel; developing markets; and starting up production.”

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $1,303,172 and has been expensed in the period to December 31, 2006.

FLEX FUELS ENERGY, INC
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
From inception (March 10, 2006) to December 31, 2006
(Stated in US Dollars)

NOTE 9 –	SEGMENTAL REPORTING

Under SFAS no. 131, Disclosures about segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company’s reportable operating segments are Malibu Gold and BioFuels.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segments information for 2006 is as follows:

	Malibu Gold	BioFuels	Total
	$	$	$

Net revenue to external customers	-	-	-
Operating loss	(29,955)	(1,351,243)	(1,381,198)

Assets	112,500	1,502,259	1,614,759

Stock-based compensation	-	48,071	48,071
Expenditure on property and equipment	-	-	-

The Company’s Malibu Gold’s operations are based in Canada and the BioFuels operations are based in the United Kingdom.

NOTE 10 –	SUBSEQUENT EVENTS

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

On May 11, 2007 the Stockholders of the Company, without direction from the Company, undertook a re-organization of their respective shareholdings by retiring varying percentages of their stock. In total 51,685,723 shares of Common Stock were retired.

On May 22, 2007 the Company issued 137,744 shares of Common Stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $124,000 under SFAS 123(R) based upon a fair value of $0.90 per share of Common Stock – the price of shares issued in the subsequent private placement on May 29, 2007.

On May 29, 2007 the Company completed a private placement of 16,582,621 shares of Common Stock at $0.90 per share to independent third parties. The Company received $13,392,000 net of placement costs of $1,492,000 and legal costs of $40,000.

On May 29, 2007 the Company completed the acquisition of FFE Ltd and issued 24,854,477 shares of Common Stock to the stockholders of FFE Ltd. The Company has attributed a fair value of $22,369,000 on the shares issued based upon stock placed at $0.90 per share under the private placement completed on the same day.

On July 31, 2007 the Company completed a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its common stock, $0.001 par value per share (the “Common Stock”), at a price of $0.90 per Share for aggregate net proceeds of approximately $3,940,000.