Form 10QSB/A
period 2007-03-31
Flex Fuels Energy, Inc.
filed 2007-09-12
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

Commission File Number: 000-52601

FLEX FUELS ENERGY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-5242826
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 590 - 999 West Hastings Street
Vancouver, BC Canada
(Address of principal executive offices)

(604) 685-7552
(Principal executive offices telephone number)

Mailing Address:

30 St. Mary Ave, London EC3A 8EP, United Kingdom
Issuer’s telephone Number: +44 (0) 8445 862 780

(Malibu Minerals, Inc.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, the Issuer had 74,554,884 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [       ] No [ X ]

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on May 15, 2007 (the “Report”) solely to correct (i) unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007, (ii) to amend the balance sheets to reflect adjustments made in the Financials Statements for the period ended December 31, 2006 filed on Form 10-KSB/A (Amendment No. 2) , (iii) to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows, (iv) to consolidate the balance sheet and results of Flex Fuels Energy Limited and (v) to correctly disclose related party disclosures.

The effects of these errors are summarized in the table:

	As		As
	Reported	Adjustments	restated
	$	$	$
Statement of Operations

Net Loss	(40,986)	(72,516)	(113,502)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)

Weighted average number of shares	74,554,884		74,554,884

Balance Sheet

Assets	1,571,564	(122,537)	1,449,027

Liabilities	13,455	228,980	242,435

Stockholders Equity	1,558,109	(1,358,328)	199,781

Minority Interest	-	1,006,811	1,006,811

Statement of Cash Flows

Net cash used in operating activities	(40,986)	(257,040)	(298,026)

Net cash used in investing activities	-	(64,974)	(64,974)

Net cash used in financing activities	-	(10,000)	(10,000)

Consolidation of Flex Fuels Energy Limited (“FFE Ltd”)

As the Company has determined that FFE Ltd is a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd have been consolidated with the Company’s balance sheet and results. This results in additional costs expensed in the quarter attributable to the 15 % holding in FFE Ltd of $40,566. The determination was based on the fact that although the Company acquired 15% of FFE Ltd it provided all of the initial capital for the operations of FFE Ltd to undertake and therefore took on risks in excess of its percentage holding or voting rights.

Related party information

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

Adjustments December 31, 2006 included in the balance sheet adjustments above:

Unrecorded liabilities

The Company identified $4,050 in unrecorded liabilities for the period ended December 31, 2006.

Adjustments to certain legal costs

The Company incorrectly included legal costs in the Statement of Operations for the period ended December 31, 2006 for the private placement ($15,000) and the acquisition of a 15% holding in FFE Ltd ($20,000).  These costs have been correctly accounted for with the associated transactions.

Fair value attributed to the stock issued to Mr. Tom Barr

On December 18, 2006 the Company issued 412,038 shares of Common Stock in recognition of services provided to the Company as director. Originally the fair value attributed to these shares was $0.0001667 On the same day the Company approved a private placement of 14,142,858 shares of Common Stock at $0.1167 per share to independent third parties. The management concluded that a value of $0.1167 per share was more appropriate which resulted in a charge of $48,071 in the amended Statement of Operations fro the period ended December 31, 2006 (as opposed to previously recorded $69).

Consolidation of Flex Fuels Energy Limited (“FFE Ltd”)

See above.

The Company has not modified or updated disclosures presented in the Report in this Amended Report on Form 10-QSB/A, except as required to reflect the effects of the items discussed above. Accordingly, this Amended Report on Form 10-QSB/A does not reflect events occurring after the filing of the Report or modify or update those disclosures affected by subsequent events or discoveries. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the original filing of the Report on May 15, 2007. Events occurring after the filing of the Report or other disclosures necessary to reflect subsequent events are addressed in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, which was filed concurrently with the filing of this Amended Report on Form 10-QSB/A, and any reports filed with the SEC subsequent to the date of this filing.

The following items have been amended as a result of the restatements described above:

Part I—	Item 1—	Financial Statements
Part I—	Item 2—	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I—	Item 3—	Controls and Procedures

Additionally the Report in full has been amended to reflect the change of the name of the Company from Malibu Minerals, Inc. to Flex Fuels Energy, Inc. that occurred on July 16, 2007.

NOTE REGARDING SHARE AND PER SHARE DATA

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated  financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB/A (the “Quarterly Report”), the terms “we”, “us”, “our”, the “Company” and “Flex Fuels” mean Flex Fuels Energy, Inc. (formerly Malibu Minerals, Inc.), unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

FLEX FUELS ENERGY, INC
 (An exploration/development stage company)
Condensed Consolidated Balance Sheets (unaudited)
(Stated in US Dollars)

	As of	As of
	March 31	December 31
	2007	2006
	(as restated)	(as restated)
Assets

Cash	1,249,255	1,612,500
Prepayments and other current assets	52,021	499
Total current assets	1,301,276	1,612,999

Property and Equipment, net of depreciation
of $921 and $nil, respectively	147,751	1,760

Total Assets	$1,449,027	$1,614,759

Current Liabilities
Accounts payable	149,236	19,731
Accruals	93,199	54,464

Total Liabilities	$242,435	$74,195

Minority Interest	1,006,811	1,228,691

Stockholders Equity
100,000,00 Common Shares Authorized, 74,554,884 issued and outstanding @ $0.001 Par	74,555	74,555
Additional Paid in Capital	1,618,516	1,618,516
Accumulated Comprehensive Income	1,410
Deficit accumulated during exploration/development stage	(1,494,700)	(1,381,198)

Total stockholders equity	199,781	311,873

Total liabilities and stockholders equity	$1,449,027	$1,614,759

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidate Statements of Operations (unaudited)
(Stated in US Dollars)

	For the quarter ended	For the period from inception	For the period from inception
	March 31, 2007	(March 10, 2006)	(March 10, 2006)
		to March 31, 2006	to March 31, 2007
	(as restated)
Revenue	$-	$-	$-

Expenses
Mining exploration charges	-	-	-
General, selling and administrative charges	356,134	-	424,160
Excess of Purchase Price over Net Assets Acquired	-	-	1,303,172
Impairment of mining license	-	10,000	10,000
Total Expenses	356,134	10,000	1,737,332

Operating loss	(356,134)	(10,000)	(1,737,332)
Interest and Other Income
Interest	12,761	-	12,761

Net Loss before Minority Interest	(343,373)	(10,000)	(1,724,571)

Minority Interest	229,871	-	229,871

Net Loss	$(113,502)	$(10,000)	$(1,494,700)

Basic & Diluted Loss per Share	(0.00)	(0.00)	(0.02)

Weighted Average Number of Shares	74,554,884	60,000,000	63,509,397

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Cash Flows (unaudited)

		For the period	For the period
	For the quarter ended	from inception (March 10, 2006)	from inception (March 10, 2006)
	March 31, 2007	to March 31, 2006	to March 31, 2007
	(as restated)

Cash Flow From Operating Activities
Net Loss	$(113,502)	$(10,000)	$(1,494,700)
Recognition of an Impairment Loss – mineral claims	-	10,000	10,000
412,038 shares of Common Stock issued in lieu of payment for services	-	-	48,071
Excess of Purchase Price over Net Assets Acquired	-	-	1,303,172
Minority Interest	(229,871)	-	(229,871)
Depreciation	921	-	921
(Increase) in current assets
Prepayments and other current assets	(26,042)	-	(26,042)
Increase in current liabilities
Accounts payable	32,062	-	45,517
Accruals	38,406	-	42,406

Net cash used in operating activities	(298,026)	-	(300,526)

Cash Flow From Investing Activities
Purchase of property and equipment	(64,974)	-	(64,974)
Costs incurred in acquiring 15% holding in FFE Ltd	-	-	(20,000)
Purchase of mineral claim	-	(10,000)	(10,000)
Net cash used in investing activities	$(64,974)	$(10,000)	$(94,974)

Cash Flow from Financing Activities
Legal costs incurred in preparing private placement documents	(10,000)		(10,000)
Shares of Common Stock issued to founders		10,000	10,000
Shares of Common Stock issued at $0.1167 per share in a private placement	-	-	1,635,000
Net cash (used in)/provided by financing activities	$(10,000)	$10,000	$1,635,000

Effects of exchange rates on cash	9,755	-	9,755

Net change in cash	(363,245)	-	1,249,255
Cash at beginning of period	1,612,500	-	-
Cash at end of period	$1,249,255	$-	$1,249,255

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-Cash Activities ($)
Shares issued in Lieu of Payment for Service			48,071
Accounts payable for Property and Equipment	101,164		101,164
Excess of Purchase Price over Net Assets Acquired expensed in the period			1,303,172

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statement of Stockholders Equity (unaudited)
From Inception (March 10, 2006) to March 31, 2007
  (Stated in Dollars except share numbers)

	Shares	Amount	Additional Paid-in Capital	Deficit accumulated during exploration /development stage	Accumulated Comprehensive Income	Stockholders'Equity
March 10, 2006: shares of Common Stock issued to founders .	60,000,000	60,000	(50,000)	-	-	10,000

December 18, 2006: fair value of shares of Common Stock issued in lieu of payment for services at $0.1167 per share.	412,038	412	47,659	-	-	48,071

December 29, 2006: shares of Common Stock issued at $0.1167 per share net of legal costs of $15,000 in a private placement.	14,142,846	14,143	1,620,857	-	-	1,635,000

Net Loss for period				(1,381,198)	-	(1,381,198)
Balance, December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	311,873

Comprehensive Income	-	-	-	-	1,410	1,410

Net Loss for period	-	-	-	(113,502)	-	(113,502)
Balance, March 31, 2007	74,554,884	74,555	1,618,516	(1,494,700)	1,410	199,781

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

NOTE 1 -	BASIS OF PRESENTATION

Flex Fuels Energy, Inc (“Flex Fuels” or the “Company”) (formerly Malibu Minerals, Inc) has prepared the condensed consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A (Amendment No 2) for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Flex Fuels Energy, Inc. was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America. The Company is diversifying its business by acquiring a 15% interest in Flex Fuels Energy Limited (“FFE Ltd”), a development stage company incorporated under the laws of England and Wales. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing bio diesel products.

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

a.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Flex Fuels and its variable interest entities for which the Company is the primary beneficiary. Inter-company balances and transactions have been eliminated on consolidation.

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

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)
d.    Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109").  Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for furniture and equipment as well as impairment losses and the timing of recognition of bad debts.Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

e.    Fixed Assets

Fixed assets are stated at cost, net of depreciation once the asset has come into use. Computer and office equipment are depreciated in a straight-line basis over two years.

f.     Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment, (“SFAS 123(R)”), which requires that compensation cost relating to share-based payment transaction be recognized as an expense in the financial statements, and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued at date of issue.

g.    Foreign Exchange

The company’s functional and reporting currency is US Dollars. The Company’s functional and reporting currency is US Dollars. The accounts of the Company’s foreign investment, FFE Ltd are maintained using the local currency as the functional currency. FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

h.    Impairment of long-lived Assets

The Company has determined that its Malibu Gold property is to be impaired in full, as per SFAS 144: “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.

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

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

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

At March 31, 2007 the Minority Interest was as follows:

$
Balance at December 31, 2006	1,228,691
Share of losses	(229,871)
Share of comprehensive income	7,991
Balance at December 31, 2006	$ 1,006,811

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

	For the three months ended March 31, 2007 (as restated)	For the period from inception (March 10, 2006) to March 31, 2006
Net Loss	$(113,502)	$(10,000)

Basic & Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Number of Shares	74,554,884	60,000,000

k. Share Capital

a) Authorized:

100,000,000 shares of Common Stock with a par value of $0.001

b) Issued:

As of March 31, 2007, there are 74,554,884 shares of Common Stock issued and outstanding at a value of $0.001 per share

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)
NOTE 3 -	RESTATEMENT OF FINANCIAL STATEMENTS

This amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on May 15, 2007 (the “Report”) solely to correct (i) unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007, (ii) to amend the balance sheets to reflect adjustments made in the Financials Statements for the period ended December 31, 2006 filed on Form 10-KSB/A (Amendment No. 2), (iii) to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows, and (iv) to consolidate the balance sheet and results of Flex Fuels Energy Limited.

The effects of these errors are summarized in the table:

	As		As
	Reported	Adjustments	Restated
	$	$	$
Statement of Operations

Net Loss	(40,986)	(72,516)	(113,502)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)

Weighted average number of shares	74,554,884		74,554,884

Balance Sheet

Assets	1,571,564	(122,357)	1,449,207

Liabilities	13,455	228,980	242,435

Stockholders Equity	1,558,109	(1,358,328)	199,781

Minority Interest	-	1,006,811	1,006,811

Statement of Cash Flows

Net cash used in operating activities	(40,986)	(257,040)	(298,026)

Net cash used in investing activities	-	(64,974)	(64,974)

Net cash used in financing activities	-	(10,000)	(10,000)

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

Consolidation of Flex Fuels Energy Limited (“FFE Ltd”)

As the Company has determined that FFE Ltd is a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd have been consolidated with the Company’s balance sheet and results. This results in additional costs expensed in the quarter attributable to the 15 % holding in FFE Ltd of $40,566. The determination was based on the fact that although the Company acquired 15% of FFE Ltd it provided all of the initial capital for the operations of FFE Ltd to undertake and therefore took on risks in excess of its percentage holding or voting rights.

Adjustments December 31, 2006 included in the balance sheet adjustments above:

Unrecorded liabilities

The Company identified $4,050 in unrecorded liabilities for the period ended December 31, 2006.

Adjustments to certain legal costs

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

See above.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of ($113,502) for the three months ending March 31, 2007 and has not generated any revenues to date. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its Common Stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

NOTE 5 -	RELATED PARTY TRANSACTIONS

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

NOTE 6 -	VARIABLE INTEREST ENTITIES

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

NOTE 7 -	DEVELOPMENT STAGE COMPANIES

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

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

NOTE 8 -	SEGMENTAL REPORTING

Under SFAS no. 131, Disclosures about segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate esources and in assessing performance. Our chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company’s reportable operating segments are Malibu Gold and BioFuels.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2007 and 2006 is as follows:

	Malibu
Quarter ended March 31, 2007	Gold	BioFuels	Total
	$	$	$

Net revenue to external customers	-	-	-
Operating loss	(12,000)	(101,502)	(113,502)

Assets	81,564	1,367,643	1,449,207

Stock-based compensation	-	-	-
Expenditure on property and equipment	-	64,974	64,974

Malibu
Period from March 10 (inception) to March 31, 2006	Gold	BioFuels	Total
	$	$	$

Net revenue to external customers	-	-	-
Operating loss	(10,000)	-	(10,000)

Assets	-	-	-

Stock-based compensation	-	-	-
Expenditure on property and equipment	-	-	-

The Company’s Malibu Gold operations are based in Canada and the Biofuels operations are based in the United Kingdom.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Quarter Ending March 31, 2007
(Stated in US Dollars)

NOTE 9 -	COMPREHENSIVE LOSS

Comprehensive losses for the quarters ended March 31, 2007 and March 31, 2006 are as follows:

	Quarter ended	Quarter ended
	March 31, 2007	March 31, 2006

Net loss as reported	$(113,502)	$(10,000)

Unrealized foreign exchange gain on translation	9,401	-
Less portion attributable to minority interest	(7,991)	-
	1,410	-

Comprehensive Loss	$(112,092)	$(10,000)

NOTE 10 -	SUBSEQUENT EVENTS

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

On May 11, 2007 the Stockholders of the Company, without direction from the Company, undertook a re-organisation of their respective shareholdings by retiring varying percentages of their stock. In total 51,685,723 shares of Common Stock were retired.

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

On July 31, 2007 the Company completed a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its Common Stock, $0.001 par value per share, at a price of $0.90 per Share for aggregate net proceeds of approximately $3,940,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the SEC, including our Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our amended Annual Report filed on Form 10-KSB/A (Amendment No.2) for the year ended December 31, 2006 filed with the SEC on September 12, 2007, which are hereby incorporated by reference.

INTRODUCTION

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves, we entered into an Acquisition Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of Flex Fuels Energy Limited as more fully described below.

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

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included in this Annual Report starting on Page F-1. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Quarterly Report.

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

RECENT DEVELOPMENTS

On April 25, 2007, the Company’s stockholders of record as of the same date (the “Record Date”), via the affirmative vote of the Company’s stockholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the three months ended March 31, 2007. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our amended Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended December 31, 2006.

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed with (i) the exploration of the Malibu Gold Prospect to determine whether there is any potential for gold on our mineral claim, (ii) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection below titled “Proposed Program of Exploration,” and (iv) diversification of our business, if any, including pursuant to the terms of the Acquisition Agreement, to the extent feasible and appropriate as outlined in subsection below titled “Proposed Program of Diversification of Our Business.” Currently, we have decided to proceed with the three phases of a staged exploration program recommended by the geological report. We anticipate that these phases of the recommended geological exploration program will cost approximately CAD $21,200, $85,000 and $175,000 respectively. We had cash on hand in the amount of $1,249,255 in as of March 31, 2007, which were the remaining proceeds on hand of the financing proceeds acquired by us late in the fourth quarter of our fiscal year ended December 31, 2006. Prior to the first fiscal quarter of 2007 fiscal year, the lack of cash during our fiscal year ended December 31, 2006, has kept us from conducting any exploration work on the Malibu Gold Property or to otherwise acquire and explore other gold and mineral properties.

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

Proposed Program of Diversification of Our Business

Subject to the successful satisfaction of the Completion Conditions, if we are successful in our efforts to diversify our business via the acquisition of FFE Ltd pursuant to the terms and conditions of the Agreement (as more fully set forth above), we intend to implement the following program for FFE Ltd:

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

Weather permitting, we will commence Phase 1 of the exploration program during the second calendar quarter of 2007. Phase 2 and Phase 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses (in Canadian $) over the next twelve months:

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

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2007 v the Period of Inception (March 10, 2006) to March 31, 2006

The accompanying financial statements show that we have incurred a net loss of $113,502 for the three months ended March 31, 2007, and $10,000 for the period from March 10, 2006 (date of inception) to March 31, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Revenue

We did not earn any revenues during our first quarter ended March 31, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties.

Expenses

Our operating expenses for the quarter ended March 31, 2007 consisted of the following: $228,000 in salaries and other staff costs, $79,000 in accounting and legal fees, $9,000 in professional fees incurred, and $27,000 in travel costs incurred. The Company incurred expenses from the impairment of the mineral license of $10,000 in the period to March 31, 2006. We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Net Loss

We incurred a net loss in the amount of $1,494,700 for the period from inception to March 31, 2007. Our loss was entirely attributable to the exploration of the Malibu Gold Prospect and the expenses incurred with respect to us complying with periodic filing requirements under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash was $1,249,255. We had current liabilities of $242,435. At December 31, 2006 the Company had cash of $1,612,500 and current liabilities of $74,195.We attribute our net loss to having no revenues to offset our operating expenses and professional fees incurred as part of our efforts to become a reporting and a publicly trading company. At March 31, 2007, we had total stockholders’ equity of $199,781 and at December 31, 2006 we had total stockholders’ equity of $311,873.

Net cash used in operating activities was $298,026 during the quarter ended March 31, 2007 as opposed to $nil at March 31, 2006.

During the quarter ended March 31, 2007, we used $10,000 in financing activities incurring legal costs on the private placement scheduled for May 2007 and used $64,974 in investing activities for the purchase of property and equipment. During the period from Inception (March 10, 2006) to March 31, 2006 the Company raised $10,000 from financing activities and used $10,000 in investing activities to acquire the mineral license from Jim Laird (director and stockholder).

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, while we believe that recent financing will provide us sufficient cash and cash equivalents to execute our Phase I operations, unless we are successful in achieving Completion of the Acquisition Agreement, we do not anticipate having sufficient cash and cash equivalents amounts to execute our operations subsequent to this period. In addition, subject the satisfaction of the Completion Conditions, if we successfully acquire FFE Ltd per the terms of the Acquisition Agreement, we will need to obtain additional financing in considerably larger amounts. Thus, we may need to obtain additional financing to operate our business for the next twelve months. We hope to raise the capital necessary to fund our business through a private placement and public offering of our Common Stock. Additional financing, whether through public or private equity or debt financing, arrangements with   stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our Common Stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

 In connection with the preparation of this amended Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

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

A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

During July 2007 the Company reviewed the internal controls as of March 31, 2007, and identified and remedied in the third quarter of 2007 the following material weaknesses in our internal control over financial reporting:

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect our internal controls over financial reporting that occurred during the our fiscal quarter ended March 31, 2007.

ITEM 3A (T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM  1.LEGAL PROCEEDINGS.

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

On April 25, 2007, the Company’s stockholders of record as of the same date (the “Record Date”), via the affirmative vote of the Company’s stockholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

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

(b)
As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its amended Annual Report filed on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended December 31, 2006.

ITEM 6.	EXHIBITS.
Exhibit Number	Description
3(i).1	Articles of Incorporation of the Company dated March 10, 2006. (1)

3(i).2	Certificate of Amendment filed by the Company with the Secretary of State of Nevada on April 26, 2007. (2)

3(ii)	By-laws of the Company. (1)

10.1+	Employment Agreement dated April 12, 2007 entered into by and between the Company and James Laird. (3)

10.2+	Employment Agreement dated April 12, 2007 entered into by and between the Company and Thomas Barr. (3)

31.1	Certification by Gordon Ewart required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Paul Gothard required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

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
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC.

Date: September 12, 2007	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (acting Principal Accounting Officer) and Director