Form 10QSB
period 2007-06-30
Flex Fuels Energy, Inc.
filed 2007-09-17
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X ]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Malibu Minerals, Inc
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, the Issuer had 64,443,603 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [       ] No [ X ]

Explanatory Note

This Quarterly Report on Form 10-QSB (the “Report”) includes the amended balance sheet as filed with Form 10-KSB/A (Amendment No. 2) filed on September 12, 2007 following the identification of certain errors:

Adjustments December 31, 2006 included in the balance sheet adjustments below:

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

Fair value attributed to the stock issued to Mr Tom Barr

On December 18, 2006 the Company issued 412,038 shares of Common Stock in recognition of services provided to the Company as director. Originally the fair value attributed to these shares was par ($0.001). On the same day the Company approved a private placement of 14,142,858 shares of Common Stock at $0.1167 per share to independent third parties. The management concluded that a value of $0.1167 per share was more appropriate which resulted in a charge of $48,071 in the amended Statement of Operations for the period ended December 31, 2006 (as opposed to previously recorded $69).

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

The effects of these errors are summarized in the table below:

	As			As
	Reported	Adjustments		Restated
	$ ’000	$	’000	$ ’000

Balance Sheet as at December 31, 2006

Assets	1,613		2	1,615

Liabilities	13		61	74

Stockholders Equity	1,599		(1,287)	312

Minority Interest	-		1,229	1,229

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations for the quarters ended June 30, 2007 and June 30, 2006	5

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2007, the period from inception (March 10, 2006) to June 30, 2006 and the period from inception (March 10, 2006) to June 30, 2007	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007, the period from inception (March 10, 2006) to June 30, 2006 and the period from inception (March 10, 2006) to June 30, 2007	7

	Condensed Consolidated Statements of Stockholders’ Equity for the period from inception (March 10, 2006) through June 30, 2007	8

	Notes to unaudited Condensed Consolidated Financial Statements	9-17

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	18

ITEM 3	Controls and Procedures	31

ITEM 3(A)(T)	Controls and Procedures	32

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders.	33

ITEM 5.	Other Information	34

ITEM 6	Exhibits	34

	Signatures	35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited condensed  financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms ”we”, “us”, “our”, the “Company” and “Flex Fuels” mean Flex Fuels Energy, Inc. (formerly Malibu Minerals, Inc), unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Balance Sheets
(Stated in $’000’s)

	As of	As of
	June 30	December 31
	2007	2006
Assets		(restated)

Cash	14,029	1,613
Prepaid expenses	88	-
Sales tax and interest receivable	94	-
Total current assets	14,211	1,613

Property and Equipment, at cost, net of accumulated
depreciation of $3,000 and $1,000 respectively	320	2

Security Deposits	5	-

Total Assets	$14,536	$1,615

Current Liabilities
Accounts payable	115	20
Accruals	259	54
Taxation and social security	36	-

Total Liabilities	$410	$74

Minority Interest	-	1,229

Stockholders Equity
Common Shares, $0.001 par, 500,000,000 shares authorized 64,443,603 and 74,554,884 shares issued and outstanding, respectively	64	75
Additional Paid-in Capital	38,000	1,618
Accumulated Comprehensive Income	31	-
Deficit accumulated during exploration/development stage	(23,969)	(1,381)

Total stockholders equity	14,126	312

Total liabilities and stockholders equity	$14,536	$1,615

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Operations
(Stated in $’000’s except per share data)

	For the quarter ended	For the quarter ended
	June 30, 2007	June 30, 2006
Revenue	$-	$-

Expenses
Mining exploration charges	8	-
Selling, general and administrative charges	1,144	6
Excess of purchase price over net assets acquired	21,595	-

	22,747	6

Operating loss	(22,747)	(6)

Other income
Interest and other income	49	-

Minority Interest	224
Net Loss	$(22,474)	$(6)

Basic & Diluted Loss per Share	$(0.37)	$(0.00)

Weighted Average Number of Shares	60,675,127	60,000,000

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Operations
(Stated in $’000’s except per share data)

	For the six months ended	For the period from inception	For the period from inception
	June 30, 2007	(March 10, 2006)	(March 10, 2006)
		to June 30, 2006	to June 30, 2007

Revenue	$-	$-	$-

Expenses
Recognition of an Impairment Loss – mineral claims	-	10	10
Mining exploration charges	8	-	8
Selling, general and administrative charges	1,501	6	1,568
Excess of purchase price over net assets acquired	21,595	-	22,898
Total Expenses	23,103	16	24,484

Operating loss	(23,103)	(16)	(24,484)

Other Income
Interest and other income	61	-	61

Minority Interest	454	-	454
Net Loss	$(22,588)	$(16)	$(23,969)

Basic & Diluted Loss per Share	(0.33)	(0.00)	(0.38)

Weighted Average Number of Shares	67,576,686	60,000,000	62,969,827

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Cash Flows
(Stated in $’000’s)

		For the period	For the period
	For the six months ended	from inception (March 10, 2006)	From inception (March 10, 2006)
	June 30, 2007	to June 30, 2006	to June 30, 2007
	(as restated)		(as restated)
Cash Flow From Operating Activities
Net loss	$(22,588)	$(16)	$(23,969)
Recognition of an Impairment Loss – mineral claims	-	10	10
Shares of Common Stock issued or acquired in Lieu of Payment for Service	610	-	658
Excess of Purchase Price Over Net Assets Acquired	21,595	-	22,898
Depreciation	3	-	4
Minority interest	(454)	-	(454)
(Increase) in current assets
Prepaid expenses	(88)		(88)
Sales tax and interest receivable	(94)	-	(94)
Increase in current liabilities
Accounts payable	94	6	107
Accruals	205	-	209
Taxation and social security	36	-	36

Net cash used in operating activities	(681)	-	(683)

Cash Flow From Investing Activities
Purchase of property and equipment	(321)	-	(321)
Costs of investment in FFE Ltd	-	-	(20)
Purchase of mineral claim	-	(10)	(10)

Net cash used in investing activities	$(321)	$(10)	$(351)

Cash Flow from Financing Activities
10,000,000 shares of Common Stock issued to founders at par ($0.001)	-	10	10
Sale of shares of Common Stock in private placements	13,392	-	15,027
Net cash provided by financing activities	$13,392	$10	$15,037

Effects of exchange rates on cash	26	-	26

Net change in cash	$12,416	$-	14,029
Cash at beginning of period	1,613	-	-
Cash at end of period	$14,029	$-	$14,029

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-Cash Activities ($’000s)
Shares issued in Lieu of Payment for Service	610		658
Accounts payable for Property and Equipment	16		16
Excess of Purchase Price over Net Assets Acquired expensed in the period	21,595		22,898
Acquisition of minority interest	774		774

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
From Inception (March 10, 2006) to June 30, 2007
(Stated in $’000’s except share numbers)

	Shares	Amount	Additional Paid-in Capital	Deficit accumulated during exploration /development stage	Accumulated Comprehensive Income	Stockholders’ Equity
March 10, 2006: shares of Common Stock issued to founders at $0.001 per share	60,000,000	60	(50)	-	-	10

December 18, 2006: fair value of shares of Common Stock issued in payment for services at $0.70 per share.	412,038	1	47	-	-	48

December 29, 2006: shares of Common Stock issued at $0.70 per share net of legal costs of $15,000 in a private placement.	14,142,846	14	1,621	-	-	1,635

Net Loss for period				(1,381)	-	(1,381)
Balance, December 31, 2006	74,554,884	75	1,618	(1,381)	0	312

May 11, 2007: shares of Common Stock retired	(51,685,723)	(52)	52	-	-	-

May 11, 2007: fair value of compensatory element of insider shares not retired.	-	-	308	-	-	308

May 22, 2007: fair value of shares of Common Stock issued in payment for services at $0.90 per share.	137,344	-	124	-	-	124

May 25, 2007: fair value of 200,000 shares of Common Stock acquired from a stockholder at below market value.	-	-	178	-	-	178

May 29, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	16,582,621	16	13,376	-	-	13,392

May 29, 2007: fair value of shares of Common Stock issued on acquisition of Flex Fuels Energy Ltd.	24,854,477	25	22,344	-	-	22,369

Accumulated Comprehensive Income	-	-	-	-	31	31

Net Loss for period	-	-	-	(22,588)	-	(22,588)
Balance, June 30, 2007	64,443,603	64	38,000	(23,969)	31	14,126

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended June 30, 2007

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

On May 29, 2007 the company diversified its business by acquiring Flex Fuels Energy Limited (“FFE Ltd”), a development stage company formed under the laws of England and Wales. FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling, supplying and distributing bio diesel products.

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

a.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Flex Fuels and its subsidiaries. Inter-company balances and transactions have been eliminated on consolidation. FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd.

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

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended June 30, 2007

d.    Income Taxes

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109").  Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Temporary differences between financial and tax reporting arise primarily from the use of different depreciation methods for furniture and equipment as well as impairment losses and the timing of recognition of bad debts. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

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
For the Quarter Ended June 30, 2007

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

At June 30, 2007 the Minority Interest was as follows:

Balance at December 31, 2006	1,229,000
Share of losses	(454,000)
Share of comprehensive income	(1,000)
Acquired by the Company – May 29, 2007	(774,000)
Balance at June 30, 2007	$-

j.Basic Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the quarter ended	For the quarter ended
	June 30, 2007	June 30, 2006
Net Income Loss ($’000s)	$(22,474)	$(6)

Basic & Diluted Loss per Share	(0.37)	(0.00)

Weighted Average Number of Shares	60,675,127	60,000,000

	For the six	For the period from inception
	months ended June 30, 2007	(March 10, 2006) to June 30, 2006
Net Income Loss ($’000s)	$(22,588)	$(16)

Basic & Diluted Loss per Share	(0.33)	(0.00)

Weighted Average Number of Shares	67,576,686	60,000,000

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended June 30, 2007

k.   Share Capital

a) Authorized:

500,000,000 shares of Common Stock with a par value of $0.001

10,000,000 shares of Preferred Stock with a par value of $0.001

b) Issued:

As of June 30, 2007, the Company had issued 64,443,603 shares of Common Stock.

The Company has not issued any shares of Preferred Stock.

The Company currently has no stock option plan, warrants or other dilutive securities.

NOTE 3 –	ADJUSTMENTS TO FINANCIAL STATEMENTS

The financial statements include the restated balance sheet as at December 31, 2006 as filed with Form 10-KSB/A (Amendment No. 2) filed on September 12, 2007 following the identification of certain errors:

Adjustments December 31, 2006 included in the balance sheet adjustments below:

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

Fair value attributed to the stock issued to Mr Tom Barr

On December 18, 2006 the Company issued 412,038 shares of Common Stock in recognition of services provided to the Company as director. Originally the fair value attributed to these shares was par ($0.001). On the same day the Company approved a private placement of 14,142,858 shares of Common Stock at $0.1167 per share to independent third parties. The management concluded that a value of $0.1167 per share was more appropriate which resulted in a charge of $48,071 in the amended Statement of Operations for the period ended December 31, 2006 (as opposed to previously recorded $69).

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

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended June 30, 2007

The effects of these errors are summarized in the table below:

	As			As
	Reported	Adjustments		Restated
	$ ’000	$	’000	$ ’000

Balance Sheet as at December 31, 2006

Assets	1,613		2	1,615

Liabilities	13		61	74

Stockholders Equity	1,599		(1,287)	312

Minority Interest	-		1,229	1,229

NOTE 4 -	GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of ($22,588,000) for the six months ending June 30, 2007 and has not generated any revenues to date. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
For the Quarter Ended June 30, 2007

NOTE 6 –	DEVELOPMENT STAGE COMPANIES

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $21,595,000 and has been expensed in the quarter to June 30, 2007.

NOTE	7 – STOCKHOLDERS’ EQUITY

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
As Mr. Tom Barr was not required to retire any stock and therefore gained additional Common Stock in the stock split on May 21, 2007 the Company, under SFAS 123R, attributed the fair value of $308,000 under compensatory arrangements based upon a fair value of $0.90 per share of Common Stock – the price of shares issued in the subsequent private placement on May 29, 2007.

On May 22, 2007 the Company issued 137,744 shares of Common Stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $124,000 under SFAS 123(R) based upon a fair value of $0.90 per share of Common Stock – the price of shares issued in the subsequent private placement on May 29, 2007.

On May 25, 2007 Mr. Tom Barr acquired 200,000 shares of Common Stock from a stockholder at a discount to market value. The Company, under SFAS 123R, have attributed a fair value of $178,000 to the transaction under compensatory arrangements based upon a fair value of $0.90 (per share of Common Stock – the price of shares issued in the subsequent private placement on May 29, 2007) less the amount paid by Mr. Barr.

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
For the Quarter Ended June 30, 2007

NOTE 8 –	SEGMENTAL REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2007 is as follows:

Quarter ended June 30, 2007	Malibu Gold		BioFuels		Total
	$	’000	$	’000	$	’000

Net revenue to external customers		-		-		-
Operating loss		(16)		(22,458)		(22,474)

Assets		88		14,448		14,536

Stock-based compensation		-		615		615
Expenditure on property and equipment		-		256		256

Six months ended June 30, 2007	Malibu Gold		BioFuels		Total
	$	’000	$	’000	$	’000

Net revenue to external customers		-		-		-
Operating loss		(28)		(22,560)		(22,588)

Assets		88		14,448		14,536

Stock-based compensation		-		615		615
Expenditure on property and equipment		-		321		321

For the corresponding periods in Fiscal 2006 Malibu Gold was the only operating segment.

The Company’s Malibu Gold operations are based in Canada and the Biofuels operations are based in the United Kingdom.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended June 30, 2007

NOTE 9 –	COMPREHENSIVE LOSS

Comprehensive losses for the quarters ended June 30, 2007 and June 30, 2006 are as follows:

	Quarter ended	Quarter ended
	June 30, 2007 $’000	June 30, 2006 $’000
Net loss as reported	(22,474)	(6)

Unrealized foreign exchange gain on translation	30	-

Comprehensive Loss	(22,444)	(6)

Comprehensive losses for the six months ended June 30, 2007 and June 30, 2006 are as follows:

	Six months ended	Six months ended
	June 30, 2007 $’000	June 30, 2006 $’000
Net loss as reported	(22,588)	(16)

Unrealized foreign exchange gain on translation	31	-

Comprehensive Loss	(22,557)	(16)

NOTE 10 –	CONTINGENT LIABILITIES

In connection with the May 2007 Offering, the Company agreed to file a registration statement to effect the registration of the Common Shares issued in the May 2007 Offering. Further, the Company agreed to use its reasonable best efforts to cause the Registration Statement to be filed with the SEC as soon as possible but no later than August 27, 2007. The Company further agreed to clear any comments issued with respect to the Registration Statement in order for the SEC to declare the Registration Statement effective no later than 120 days after the required filing date. If the Company fails to file the Registration Statement with the SEC or have the Registration Statement be declared effective on or before the time frame described, the Purchasers shall be entitled to liquidated damages from the Company in an amount of $49,847 for each month that the Company is delinquent in filing or effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages.

The Company has determined that because it is remote that any Purchaser will make such a claim the adoption of FSP 00-19-2 will not have a material impact of the Company’s financial position, results of operations or cash flows.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended June 30, 2007

NOTE 11 -	SUBSEQUENT EVENTS

On June 28, 2007, and effective as of July 6, 2007, the Company filed Articles of Merger (“Articles”) with the Secretary of State of the State of Nevada, to effect a merger by and between Flex Fuels Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, and the Company, resulting in the Company being the surviving entity, and to effect a name change of the Company from Malibu Minerals, Inc. to Flex Fuels Energy, Inc. As a result, effective as of July 16, 2007, the Company’s quotation symbol on Over-The-Counter Bulletin Board changed from “MLBU.OB” to “FXFL.OB”.

On July 17, 2007 Esther Briner transferred the mineral license to Coldharbour Consulting, Inc (“Coldharbour”), a company incorporated to hold and manage mineral licenses on behalf of their clients. Coldharbour is owned by Esther Briner (a stockholder). Coldharbour holds the license on behalf of the Company.

On July 31, 2007 Flex Fuels closed on a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its common stock, $0.001 par value per share (the “Common Stock”), at a price of $0.90 per Share for aggregate net proceeds of approximately $3,940,000

International Capital Partners SA (“ICP”) acted as the placement agent for the Offering. The Company paid the following fees in connection with the Offering (i) a commission equal to $438,465, paid to ICP representing 10% of the Proceeds; and (ii) approximately $6,000 in legal and miscellaneous fees. The net proceeds of the Offering are expected to be used as by the Company as working capital and for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of oilseed feedstocks, products thereof (including bio diesel), gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
7. General economic conditions.

RISK FACTORS

Please see the risk factors applicable to the Company and our business set forth in our amended Current Report filed on Form 8-K/A with the SEC on September 14, 2007, which are hereby incorporated by reference.

INTRODUCTION

DESCRIPTION OF FLEX FUELS’ BUSINESS

Organizational History

Flex Fuels was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked one mineral claim containing 8 cell claim units totaling 165.685 hectares. Throughout this Current Report, the Company refers to these mining claims as the “Flex Fuels Gold Mine Property” or “Flex Fuels Gold Property”. Flex Fuels purchased the Flex Fuels Gold Property in March of 2006. The Flex Fuels Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Flex Fuels at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbour on the Sechelt Peninsula.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into the Agreement with FFE Ltd and the Stockholders of FFE Ltd as more fully described above.

In addition to Flex Fuels management’s approach of diversification of its business, its management’s goal of gaining greater access to capital markets, subject to the availability of resources and personnel and existence of proven and probable gold and mineral reserves, Flex Fuels is currently continuing to and intends to proceed in the future with (1) its business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, mining or sale, (2) mining and development of the Flex Fuels Gold Property, and (3) the 3 Phases of its business outlined in subsection titled “Proposed Program of Exploration” in the amended Annual Report filed for the fiscal year ended December 31, 2006.

In May of 2007, as contemplated by the Agreements and as described in the Offering materials, Flex Fuels authorized and effected a dividend in the form of Common Stock, whereby each stockholder of record of Flex Fuels as of the end of the business day on May 21, 2007, received five shares of Common Stock, for one share of Common Stock which they owned.

In November of 2006, Flex Fuels filed a Form 211 application with the NASD in order to obtain its approval for the listing and quotation of Flex Fuels Common Stock on the Over-The-Counter Bulletin Board (the “OTCBB”). In May of 2007, the NASD declared that it has no further comments on the Application and assigned a symbol of “MLBU.OB” to Flex Fuels (formerly named Malibu Minerals, Inc) Common Stock. Following the renaming of the Company as Flex Fuels Energy, Inc. which the NASD declared effective on July 16, 2007, Flex Fuels is now quoted on the OTCBB under the symbol “FXFL.OB” for its Common Stock.

The Company has elected a fiscal year end of December 31.

Acquisition of FFE Ltd

On May 29, 2007 (the “Closing Date”) Flex Fuels Energy, Inc. (formerly Malibu Minerals, Inc) (the “Company” or “Flex Fuels”) pursuant to the terms of the Acquisition Agreement (the “Agreement”), and as amended via the terms of the Addendum to the Agreement dated May 29, 2007 (the “Addendum”; the Addendum and the Agreement are collectively referred to as the “Agreements”), each entered into by the Company with Flex Fuels Energy Limited (“FFE Ltd”), a development stage company formed under the laws of England and Wales , the stockholders of FFE Ltd (collectively the “Stockholders”) and the individuals signatories thereto, as previously reported by the Company in its Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”), for the purpose of diversifying the Company’s business, the Company acquired the remaining 85% of the entire authorized share capital (the “Shares”) of FFE Ltd (the “Acquisition”). As consideration for the acquisition of the Shares, the Company issued an aggregate of 24,854,477 shares (the “Consideration Shares”) of its common stock, $0.001 par value (the “Common Stock”) to the stockholders of FFE Ltd (the “Stockholders”). Furthermore, as part of the Acquisition, the Company completed a Financing (as defined below) and provided funds in the amount of $11,800,000 to FFE Ltd out of the Proceeds (as defined below) obtained from the Financing. The Acquisition was completed following the satisfaction of the Completion Conditions (as defined in the Agreement), including the delivery of audited financial statements of FFE Ltd for the fiscal period ending December 31, 2006. As a result of the Acquisition, there were 64,454,494 shares of the Company’s Common Stock issued and outstanding post Acquisition and FFE Ltd became a wholly-owned subsidiary of the Company. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Regulations S, Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. None of the purchasers who received shares under Regulation S are U.S. Person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Pursuant to the Agreements, each of the Stockholders agreed not to dispose of any of the Consideration Shares received by them for a period of two years from the Closing Date. Furthermore, among other things, pursuant to the Agreements the Company delivered Voting Trust Agreements entered into by the stockholders of the Company holding in aggregate approximately 11.5% of the issued and outstanding shares of the Company’s Common Stock prior to the Closing Date (“11.5% Stockholders”) which provide that during the 12 months from the Closing Date (i) 11.5% Stockholders agree not to dispose any of the shares held by them, and (ii) the voting rights attached to the shares subject to the Voting Trust Agreements, a total of approximately 7,384,227 shares of Common Stock shall be exclusively exercised in accordance with the written directions of a majority of the directors of the Company then in place.

In addition, the Agreement provides that on Completion and for a twenty four month period thereafter shareholders of the Company (excluding the FFE Ltd shareholders) holding in the aggregate not less than 25% of the total issued share capital of the Company shall have the right to nominate, appoint and remove two directors to the board of directors of the Company.  Further, during the twelve month period each of the FFE Ltd shareholders (holding in the aggregate at least 38% of the total issued share capital of the Company post transaction) agree to exercise all votes exercisable by each of them as a director and/or shareholder of the Company in favor of the appointment as directors of the Company as shall be nominated by the shareholders of the Company.

Further, pursuant to the Voting Trust Agreement to be entered into, the stockholders will be agreeing to grant the trustee the power to vote their shares in accordance with the majority of the votes cast by the Directors on a particular matter at a meeting of the Directors at which a majority of the Directors is present in person or by proxy, with each Director entitled to one vote.

Upon completion of the Acquisition, Mr. Paul Gothard and Mr. Gordon Alan Ewart were appointed as members of the board of directors of the Company. For a complete description of the backgrounds of such persons, see “Directors and Executive Officers, Promoters and Control Persons.”

The acquisition of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair value of any separately identifiable intangible assets and the excess of purchase price over net assets has been based on an independent valuation by Intangible Business Limited. A copy of the report is filed herewith (Exhibit 99.1).

FFE Ltd Purchase Price Allocation on Acquisition:

$
Minority Interest acquired	774,000
Excess of Purchase Price over Net Assets Acquired	21,595,000
$22,369,000

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $21,595,000 has been expensed in the quarter to June 30, 2007 and $1,303,000 expensed in Fiscal 2006.

DESCRIPTION OF FFE LTD’S BUSINESS

Organizational History

FFE Ltd, a development stage company, was formed on November 26, 2006 under the laws of England and Wales.

FFE Ltd Business

           FFE Ltd is headquartered in London, England. FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of supplying and distributing bio diesel products. FFE Ltd further plans to specialize in the conversion of oil seed bearing crops to energy. FFE Ltd is comprised of the following core business areas aimed at a vertically integrated strategy to realize maximum value from the energy crop supply chain:

Flex Fuel Farming “FFF” - The purchase or production of raw feedstock necessary for the production of vegetable oils;
Flex Fuel Crush “FFC” - The treatment of feedstock to produce the oils necessary to the production of Biodiesel. This company will also seek to own a combined heat and power plant for onsite energy requirements.
Flex Fuel Refineries “FFR” - The refining and conversion of feedstock oils into biodiesel products;
Flex Fuel Biomass “FFB” - Electrical power generation from the oil cake derived from the oil seed crush process (and potentially OSR straw)
Flex Fuel Trading “FFT” - The purchase of raw materials and sale of biodiesel products

The Company has incurred operating losses since inception and has generated no revenues from continuing operations. As a result, the Company has generated negative cash flows from operations and has an accumulated deficit at December 31, 2006. The Company is operating in a developing industry and with the exception of $11,800,000 in financing received by Flex Fuels, its primary source of funds to date has been through the issuance of securities. Flex Fuels, and FFE Ltd as its wholly owned subsidiary, is currently seeking additional funding. While Flex Fuels and FFE Ltd are optimistic and believe appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products of Flex Fuels and/or FFE Ltd develop and markets will be accepted by consumers.

FFE Ltd Strategy

FFE Ltd’s goal is to deliver a number of high yielding renewable energy projects that logically fit into a vertically integrated structure. The overarching principal is for FFE Ltd to manage (directly or indirectly) the biofuel supply chain from “farm to fuel”. Currently, FFE Ltd is negotiating United Kingdom (“UK”) oil seed rape supply which is expected to form a reliable contracted base line supply of oil seed that can be crushed to produce high quality oil for the refinery business. The seed will form the base line supply for the crush plant and refinery in combination with offshore swing oils to improve margins. FFE Ltd is also evaluating oil seed production in Eastern Europe and other sustainable feedstocks as current feedstock options. Ultimately, the Company’s management believes that the UK energy market provides significant incentives for renewable sources of energy and this would allow for advantageous offtake contracts to be formed which underpin FFE Ltd’s project economics.

As a result of the Acquisition, the Company’s management believes that the Company’s goal to diversify its business via (i) the alternative fuel and exploration business to be conducted by its wholly owned subsidiary, FFE Ltd, and (ii) discovery and exploration of minerals and gold business to be conducted by the Company, is attractive to capital markets and allows for maximum valuation of the Company’s business as a whole. Such strategy could require significant additional future funding in order for the Company as a whole, having FFE Ltd integrated as a wholly owned subsidiary, achieve and deliver its long term objectives.

Industry Overview

European & United Kingdom Biodiesel Market

The EU Biofuels Directive requires all member states to set indicative targets for biofuel sales in 2005 and 2010 against reference values of 2% and 5.75% (based on energy content) respectively. The majority of member states have now set their target and as such the European biodiesel demand is expected to grow significantly over the next 5 years. It is anticipated that demand could reach well in excess of 10 million tonnes/annum by 2010 compared with an estimated European production capacity of 4.89 million tonnes in 2006(source: European Biodiesel Board, July 2007). In 2006 The European Commission intend to bring forward a review of the Biofuels Directive with a view of a possible revision. It is anticipated that this review will lead to new increased targets being set from 2010 onwards which will increase the demand for bio-diesel even further.

The UK bio-diesel market has been provided significant support with the recent announcement of a Renewable Transport Fuel Obligation which will be introduced in April 2008 resulting in up to 35p per liter support for bio-diesel in 2008. There is an estimated requirement for approximately 2.4 billion liters (based on 2004 fuel demand) of biofuels in the UK by 2010. UK biofuels sales in May 2005 were running at some 10.7 million liters a month, equating to 125 million liters per year whilst total road fuel sales were approximately 48 billion liters. As a percentage of total road fuel sales, biofuels contributed about 0.04%.

Biodiesel Market

The table below shows how the market share of diesel powered cars has increased since 1990. This trend would suggest that the EU bio fuels directive will be met predominantly from bio-diesel as opposed to bio-ethanol by 2010.

An additional reason for biodiesel growth is the B100 market for biodiesel - particularly trucks and buses. In the UK many Government bodies have a requirement to attain high biofuels targets in their vehicle fleets. This is also a market where government subsidies are likely to be concentrated as it substantially reduces dependence on fossil based fuel and assists with attaining the government’s ambitious biofuels targets. In order to attain greater than 5% targets this market will have to grow given that the biofuel to retail channel will be limited for the foreseeable future by car manufacturer warranties.

There is a significant market in the supply of commercial road transport users within the South West and West Midlands of the UK. The diesel consumption for buses, HGV’s and LGV’s in the UK was 14.3 million tonnes (Source: Department of Transport Statistical Bulletin 2005). For the South West including Wales the total figure was 1.883 million tonnes which will be the target market.

UK Competition

The following table shows the biodiesel refineries operating or under construction in the United Kingdom:

COMPANY	LOCATION	CAPACITY (t/a)	Notes
Argent Energy	Motherwell (Scot)	45,000
Biofuels Corp plc	Teesside	250,000
Greenergy	Immingham	100,000	(1)
D1 Oils	Middlesborough	42,000
D1 Oils	Bromborough	100,000	(2)

The following table shows the operating rapeseed oil extraction facilities operating in the United Kingdom:

COMPANY	LOCATION	CAPACITY (t/a)
Cargill	Liverpool	600,000
Cargill	Hull	150,000
Archer Daniel Midland	Erith	800,000

Notes:
(1) Planning to expand to 200,000t in late 2007.
(2) Expected to commissioned in 2007.
t/a = Metric input tonnes per annum maximum operating capacity.
The above list excludes plants under 20,000t capacity.

Based on current equipment capacity, the current UK supply of rapeseed and the future forecast demand for biodiesel, the Company and FFE Ltd believe that the market justifies the planned expenditure on oilseed processing and biodiesel refining equipment.

Governmental Regulation

FFE Ltd is, and will be upon completion of its biodiesel production facilities, subject to various government and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of its employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. FFE Ltd does not anticipate a material adverse impact on its business or financial condition as a result of our efforts to comply with these requirements. FFE Ltd expects to incur capital expenditures for equipment and construction works require to prevent and control foreseeable pollution in this or the succeeding fiscal year. These expenditures are part of the budget to procure and construct its processing equipment which is considered as part of the ordinary course of business.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that FFE Ltd owns or operates or plans to own or operate and at off-site locations where FFE Ltd will arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, FFE Ltd may be responsible under the applicable environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. FFE Ltd also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. FFE Ltd does not have material environmental liabilities relating to contamination at or from its facilities or at off-site locations where it has transported or arranged for the disposal of hazardous substances.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require FFE Ltd to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at its ongoing operations. Present and future environmental laws and regulations and related interpretations applicable to FFE Ltd’s operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. FFE Ltd’s air emissions are subject to the various national UK and local laws and associated regulations. The UK government has promulgated national emission standards for hazardous air pollutants that could apply to facilities that FFE Ltd owns or operates or plans to own or operation if the emissions of hazardous air pollutants exceed certain thresholds. If a facility FFE Ltd operates or will operate is authorized to emit hazardous air pollutants above the threshold level, then FFE Ltd would be required to comply with the related environmental and emission laws and regulations applicable to its manufacturing process and would be required to come into compliance with those laws and regulations applicable to its facilities. Although estimated emissions from its plants are not expected to exceed the relevant threshold levels, new or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit its operating flexibility. Because other UK biodiesel manufacturers will have similar restrictions, however, FFE Ltd believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect its competitive position.

The hazards and risks associated with producing and transporting its products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, FFE Ltd has obtained or intends to obtain insurance coverage against some, but not all, potential losses once its facility is operating. FFE Ltd coverage includes physical damage to assets, employer’s liability, comprehensive general liability and business interuption. FFE Ltd believes that its insurance is adequate and customary for its industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. FFE Ltd does not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of its business.

Occupational Safety Regulations

FFE Ltd is subject to various UK and European Union laws and regulations intended to promote occupational health and safety. FFE Ltd is in the process of implementing environmental and safety policies and procedures designed to protect the safety of its own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. FFE Ltd considers the cost of compliance a manageable and necessary part of its business.

DESCRIPTION OF PROPERTY

Principal Executive Offices of the Company

The Company’s principal executive offices are located at Suite 590 - 999 West Hastings Street, Vancouver, B.C. Canada V6C 2W2.  Our mailing address is 30 St. Mary Ave., London EC3A 8EP, United Kingdom.

Principal Executive Offices of FFE Ltd

FFE Ltd’s registered office is located at 30 St. Mary Axe, London, EC3A 8EP, United Kingdom. FFE Ltd has temporary operational offices at located at Regus House, Falcon Drive, Cardiff Bay, Cardiff, CF10 4RU.

RECENT DEVELOPMENTS

On April 25, 2007, the Company’s stockholders of record as of the same date (the “Record Date”), via the affirmative vote of the Company’s stockholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

1.    To amend the Company's Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 500,000,000 shares; and

2.     To amend the Company's Articles of Incorporation to create a class of Preferred Stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share.

The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada on April 26, 2007, effective as of equal date, to amend the Company's Articles of Incorporation per the proposals #1 and #2.

On June 28, 2007, and effective as of July 6, 2007, the Company filed Articles of Merger (“Articles”) with the Secretary of State of the State of Nevada, to effect a merger by and between Flex Fuels Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, and the Company, resulting in the Company being the surviving entity, and to effect a name change of the Company from Malibu Minerals, Inc. to Flex Fuels Energy, Inc. As a result, effective as of July 16, 2007, the Company’s quotation symbol on Over-The-Counter Bulletin Board changed from “MLBU.OB” to “FXFL.OB”.

On July 17, 2007 Esther Briner transferred the mineral license to Coldharbour Consulting, Inc (“Coldharbour”), a company incorporated to hold and manage mineral licenses on behalf of their clients. Coldharbour is owned by Esther Briner (a stockholder). Coldharbour holds the license on behalf of the Company.

On July 31, 2007 Flex Fuels closed on a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its common stock, $0.001 par value per share (the “Common Stock”), at a price of $0.90 per Share for aggregate net proceeds of approximately $3,940,000

International Capital Partners SA (“ICP”) acted as the placement agent for the Offering. The Company paid the following fees in connection with the Offering (i) a commission equal to $438,000 paid to ICP representing 10% of the Proceeds; and (ii) approximately $6,000 in legal and miscellaneous fees. The net proceeds of the Offering are expected to be used as by the Company as working capital and for general corporate purposes.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the three months ended June 30, 2007. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our amended Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended December 31, 2006.

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed with (i) the exploration of the Malibu Gold Prospect to determine whether there is any potential for gold on our mineral claim, (ii) our business of acquiring and exploring gold and mineral properties with proven and probable reserves principally, with the objective of identifying gold and mineralized deposits economically worthy of continued production and/or subsequent development, (iii) the our 3 Phases of our Business plan outlined in subsection below titled “Proposed Program of Exploration,” and (iv) diversification of our business with FFE Ltd.

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

We commenced Phase 1 of the exploration program during the second calendar quarter of 2007. Phase 2 and Phase 3 will commence after completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses (in Canadian Dollars) over the next twelve months:

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

FFE Ltd

FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of supplying and distributing bio diesel products. FFE Ltd further plans to specialize in the conversion of oil seed bearing crops to energy. FFE Ltd is comprised of the following core business areas aimed at a vertically integrated strategy to realize maximum value from the energy crop supply chain:

Flex Fuel Farming “FFF” - The purchase or production of raw feedstock necessary for the production of vegetable oils;
Flex Fuel Crush “FFC” - The treatment of feedstock to produce the oils necessary to the production of Biodiesel. This company will also seek to own a combined heat and power plant for onsite energy requirements.
Flex Fuel Refineries “FFR” - The refining and conversion of feedstock oils into biodiesel products;
Flex Fuel Biomass “FFB” - Electrical power generation from the oil cake derived from the oil seed crush process (and potentially OSR straw);
Flex Fuel Trading “FFT” - The purchase of raw materials and sale of biofuel products.

FFE Ltd’s goal is to deliver a number of high yielding renewable energy projects that logically fit into a vertically integrated structure. The overarching principal is for FFE Ltd to manage (directly or indirectly) the biofuel supply chain from “farm to fuel”. Currently, FFE Ltd is negotiating United Kingdom (“UK”) oil seed rape supply which is expected to form a reliable contracted base line supply of high quality oil for the refinery business. The seed will form the basis for the crush plant and refinery with offshore swing oils to improve margins. FFE Ltd is also evaluating oil seed production in Eastern Europe and swing oil as current feedstock options. Additionally FFE Ltd has applied for planning permission on a site in the West of England and is concluding the negotiation of a lease on this site. Ultimately, the Company’s management believes that the UK energy market provides significant incentives for renewable sources of energy and this would allow for advantageous offtake contracts to be formed which underpin FFE Ltd’s project economics.

As a result of the Acquisition, our management believes that our goal to diversify our business via (i) the alternative fuel business to be conducted by our wholly owned subsidiary, FFE Ltd, and (ii) the exploration and discovery of minerals and gold business to be conducted by our company, is attractive to capital markets and allows for maximum valuation of our business as a whole.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. We may need to obtain additional financing to operate our business for the next twelve months. We may raise the capital necessary to fund our business through a private placement of our common stock, debt financing or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with  stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2007 and Quarter Ended June 30, 2006

The accompanying financial statements show that we have incurred a net loss of $22,474,000 for the quarter ended June 30, 2007, as opposed to $6,000 for the quarter ended June 30, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Revenue

We did not earn any revenues during the quarter ended June 30, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Mining exploration costs

For the quarter ended June 30, 2007 the Company incurred expenses of $8,000 in mining exploration costs (June 30, 2006 - $nil) as the Company initiated phase 1 of its exploration program.

Selling, general and administrative charges

For the quarter ended June 30, 2007 the Company incurred selling, general and administrative charges of $1,144,000 (June 30, 2006 - $6,000).

The main components of the charges consisted of the following: $708,000 in directors salaries, $171,000 in staff salaries and other costs, $90,000 in professional fees, $71,000 in consulting fees and $43,000 in travel and entertainment costs.  The directors salaries include the fair value of $308,000 attributed to the compensatory element of the non-retirement of shares held by Tom Barr, the fair value of $124,000 attributed to the 137,244 shares issued to Tom Barr on May 22, 2007 for services rendered , the fair value of $178,000 attributed to the 200,000 shares acquired by Tom Barr from Esther Briner (a stockholder) on May 25, 2007 at below market rate and an accrual for $5,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his contract.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Excess of purchase price over net assets acquired

For the quarter ended June 30, 2007 the Company incurred an expense of $21,595,000 (June 30, 2006 - $nil).

Under United States Generally Accepted Accounting Principles (“GAAP”) where the acquired company is a “development stage” enterprise then any Excess of Purchase Price over Net Assets Acquired is expensed at the time of acquisition.

The Financial Accounting Standards Board (“FASB”) have provided guidelines as to identifying a “development stage” enterprise:

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired has been be expensed.

Net Loss

We incurred a net loss in the amount of $22,474,000 for the quarter ended June 30, 2007 as opposed to $6,000 for the quarter ended June 30, 2006. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

For the Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006

The accompanying financial statements show that we have incurred a net loss of $22,588,000 for the quarter ended June 30, 2007, as opposed to $16,000 for the quarter ended June 30, 2006 and have not yet generated any revenues that can offset operating expenses.

Revenue

We did not earn any revenues during the six months ended June 30, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Mining exploration costs

For the six months ended June 30, 2007 the Company incurred expenses of $8,000 in mining exploration costs (June 30, 2006 - $nil) as the Company initiated phase 1 of its exploration program.

Selling, general and administrative charges

For the six months ended June 30, 2007 the Company incurred selling, general and administrative charges of $1,501,000 (June 30, 2006 - $6,000).

The main components of the charges consisted of the following: $919,000 in directors salaries, $199,000 in staff salaries and other costs, $176,000 in professional fees, $80,000 in consulting fees and $70,000 in travel and entertaining costs.   The directors salaries include the fair value $308,000 attributed to the compensatory element of the non-retirement of shares held by Tom Barr, the fair value of $124,000 attributed to the 137,244 shares issued to Tom Barr on May 22, 2007 for services rendered , the fair value of $178,000 attributed to the 200,000 shares acquired by Tom Barr from Esther Briner (a stockholder) on May 25, 2007 at below market rate and an accrual for $5,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his contract.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Impairment of excess of purchase price over net assets acquired

For the six months ended June 30, 2007 the Company incurred an expense of $21,595,000 (June 30, 2006 - $nil).

Under United States Generally Accepted Accounting Principles (“GAAP”) where the acquired company is a “development stage” enterprise then any Excess of Purchase Price over Net Assets Acquired is expensed at the time of acquisition.

The Financial Accounting Standards Board (“FASB”) have provided guidelines as to identifying a “development stage” enterprise:

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired has been expensed.

Impairment of licence

For the six months ended June 30, 2007 the Company incurred an impairment charge of $nil (June 30, 2006 - $10,000).

The Company determined that its Malibu Gold property license was to be fully impaired in the six month ended June 30, 2006, as per SFAS 144: “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.

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

Net Loss

We incurred a net loss in the amount of $22,588,000 for the six months ended June 30, 2007 as opposed to $16,000 for the six months ended June 30, 2006. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, cash was $14,029,000. We had current assets of $182,000 and current liabilities of $410,000. We attribute our net loss to having no revenues to offset our operating expenses and professional fees incurred as part of our efforts to become a reporting and a publicly trading company. At June 30, 2006 the Company had $1,613,000 in cash and current liabilities of $74,000.

Net cash used in operating activities was $681,000 during the six months ended June 30, 2007 and $10,000 for the six months ended June 30, 2006.

During the six months to June 30, 2007 the Company used net cash in investing activities of $321,000. The Company used $321,000 in purchasing property and equipment. During the six months ended June 30, 2006 the Company used net cash in investing activities of $10,000 acquiring a mineral license from Jim Laird (director and stockholder).

During the six months to June 30, 2007 the Company received net cash provided by financing activities of $13,392,000 as a result of the private placement completed on May 29, 2007. During the six months to June 30, 2006 the Company received net cash provided by financing activities of $10,000 as a result of the shares issued to the founder at par ($0.001).

The Company expects to incur costs on the Malibu Gold of $125,000 and $500,000 on general corporate, investor relations and regulatory costs over the next 12 months to June 30, 2008.

The Company’s wholly owned subsidiary, FFE Ltd, expects to incur continuing operating costs of approximately $1.5m to $2.0m over the next 12 months to June 30, 2008 as it ramps up its operations and increases the total employees from 7 to approximately 15+. Additionally FFE Ltd expects to incur expenditures of between $12m and $18m over the next 12 months to June 30, 2008 on plant subject to FFE Ltd signing Early Works, Front End Engineering Design and Engineering, Procurement and Construction agreements for the proposed Cardiff site which has recently been granted planning permission for the crush and solvent extraction plants.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. At June 30, 2007 we had cash of approximately $14m (plus further financing of $4m received in July) so we may need to obtain additional financing to operate our business for the next twelve months. We aim to raise any further capital necessary to fund our business through either a private placement of our common stock or debt or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements ” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2008.

The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No.159, “ The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS No.159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.159 will have on its financial position and results of operations.

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

 In connection with the preparation of this amended Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. . A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

During July 2007 the Company reviewed the internal controls as of June 30, 2007, and identified and remedied in the third quarter of 2007 the following material weaknesses in our internal control over financial reporting:

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended June 30, 2007.

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

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the six months ended June 30, 2007 and have not been previously disclosed in our Current Reports on Form 8-K:

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

On April 25, 2007, the Company’s stockholders of record as of the same date (the “Record Date”), via the affirmative vote of the Company’s stockholders holding the majority of the Company’s issued and outstanding shares as of the Record Date approved the following proposals:

1.    To amend the Company's Articles of Incorporation to increase the authorized number of Common Stock from 100,000,000 shares to 500,000,000 shares; and

2.     To amend the Company's Articles of Incorporation to create a class of Preferred Stock, authorizing the issuance of 10,000,000 shares, $0.001 par value per share.

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

ITEM 6.	EXHIBITS.
Exhibit Number	Description
31.1	Certification by Gordon Ewart, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Paul Gothard, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

99.1	Report of Intangible Business Limited. (1)

Notes
(1) Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed with the SEC on September 14, 2007.
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Date: September 17, 2007	By:	/s/ Gordon Ewart
Gordon Ewart
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC.

Date: September 17, 2007	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (acting Principal Accounting Officer) and Director