Form 10QSB
period 2007-09-30
Flex Fuels Energy, Inc.
filed 2007-11-01
CIK 1370030

      UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

[_]	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

Commission File Number: 000-52601

FLEX FUELS ENERGY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-5242826
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 590 - 999 West Hastings Street
Vancouver, BC Canada
(Address of principal executive offices)

(604) 685-7552
Issuer's telephone number

Mailing Address:
30 St. Mary Axe, London EC3A 8EP, United Kingdom
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2007, the Issuer had 69,315,441 shares of common stock issued and outstanding.

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

The effects of these errors are summarized in the table below:

	As			As
	Reported	Adjustments		Restated
	$ ’000	$	’000	$ ’000

Balance Sheet as at December 31, 2006

Assets	1,613		2	1,615

Liabilities	13		61	74

Stockholders Equity	1,599		(1,287)	312

Minority Interest	-		1,229	1,229

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	5

	Condensed Consolidated Statements of Operations for the quarters ended September 30, 2007 and September 30, 2006	6

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007, the period from inception (March 10, 2006) to September 30, 2006 and the period from inception (March 10, 2006) to September 30, 2007	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, the period from inception (March 10, 2006) to September 30, 2006 and the period from inception (March 10, 2006) to September 30, 2007	8

	Condensed Consolidated Statements of Stockholders’ Equity for the period from inception (March 10, 2006) through September 30, 2007	9

	Notes to unaudited Condensed Consolidated Financial Statements	10-18

ITEM 2	Management’s Discussion and Analysis or Plan of Operation	19

ITEM 3	Controls and Procedures	32

ITEM 3(A)(T)	Controls and Procedures	33

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 3.	Defaults Upon Senior Securities	34

ITEM 4.	Submission of Matters to a Vote of Security Holders.	34

ITEM 5.	Other Information	35

ITEM 6	Exhibits	35

	Signatures	36

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited condensed  financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms ”we”, “us”, “our”, the “Company” and “Flex Fuels” mean Flex Fuels Energy, Inc. (formerly Malibu Minerals, Inc), unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Balance Sheets
(Stated in $’000’s)
	As of	As of
	September 30	December 31
	2007	2006
Assets		(restated)

Cash	17,521	1,613
Prepaid expenses	159	-
Sales tax and interest receivable	135	-
Total current assets	17,815	1,613

Property and Equipment, at cost, net of accumulated
depreciation of $7,000 and $1,000 respectively	488	2

Security Deposits	5	-

Total Assets	$18,308	$1,615

Current Liabilities
Accounts payable	257	20
Accruals	71	54
Taxation and social security	42	-

Total Liabilities	$370	$74

Minority Interest	-	1,229

Stockholders Equity
Common Shares, $0.001 par, 500,000,000 and 100,000,000 shares authorized, respectively 69,315,441 and 74,554,884 shares issued and outstanding, respectively	69	75
Additional Paid-in Capital	41,956	1,618
Accumulated Comprehensive Income	57	-
Deficit accumulated during exploration/development stage	(24,144)	(1,381)

Total stockholders equity	17,938	312

Total liabilities and stockholders equity	$18,308	$1,615

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Operations
(Stated in $’000’s except per share data)

	For the quarter ended	For the quarter ended
	September 30, 2007	September 30, 2006
Revenue	$-	$-

Expenses
Mining exploration charges	-	-
Selling, general and administrative charges	682	7
Excess of purchase price over net assets acquired	-	-

	682	7

Operating loss	(682)	(7)

Other income
Interest and other income and gains	507	-

Minority Interest	-
Net Loss	$(175)	$(7)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares	67,726,798	60,000,000

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Operations
(Stated in $’000’s except per share data)

	For the nine months ended	For the period from inception	For the period from inception
	September 30, 2007	(March 10, 2006)	(March 10, 2006)
		to September 30, 2006	to September 30, 2007

Revenue	$-	$-	$-

Expenses
Recognition of an Impairment Loss – mineral claims	-	10	10
Mining exploration charges	8	-	8
Selling, general and administrative charges	2,182	13	2,250
Excess of purchase price over net assets acquired	21,595	-	22,898
Total Expenses	23,785	23	25,166

Operating loss	(23,785)	(23)	(25,166)

Other Income
Interest and other income and gains	568	-	568

Minority Interest	454	-	454
Net Loss	$(22,763)	$(23)	$(24,144)

Basic & Diluted Loss per Share	(0.34)	(0.00)	(0.38)

Weighted Average Number of Shares	67,627,273	60,000,000	63,737,619

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Cash Flows
  (Stated in $’000’s)

		For the period	For the period
	For the nine months ended	from inception (March 10, 2006)	From inception (March 10, 2006)
	September 30, 2007	to September 30, 2006	to September 30, 2007

Cash Flow From Operating Activities
Net loss	$(22,763)	$(23)	$(24,144)

Recognition of an Impairment Loss – mineral claims	-	10	10
Shares of Common Stock issued or acquired in Lieu of Payment for Service	630	-	678
Excess of Purchase Price Over Net Assets Acquired	21,595	-	22,898
Foreign exchange gain on inter-company balance	(323)	-	(323)
Depreciation	7	-	8
Minority interest	(454)	-	(454)
(Increase) in current assets
Prepaid expenses	(159)		(159)
Sales tax and interest receivable	(135)	-	(135)
Increase in current liabilities
Accounts payable	237	13	250
Accruals	17	-	21
Taxation and social security	41	-	41

Net cash used in operating activities	(1,307)	-	(1,309)

Cash Flow From Investing Activities
Purchase of property and equipment	(494)	-	(494)
Costs of investment in FFE Ltd	-	-	(20)
Purchase of mineral claim	-	(10)	(10)

Net cash used in investing activities	$(494)	$(10)	$(524)

Cash Flow from Financing Activities
10,000,000 shares of Common Stock issued to founders at par ($0.001)	-	10	10
Sale of shares of Common Stock in private placements	17,333	-	18,968
Net cash provided by financing activities	$17,333	$10	$18,978

Effects of exchange rates on cash	376	-	376

Net change in cash	$15,908	$-	17,521
Cash at beginning of period	1,613	-	-
Cash at end of period	$17,521	$-	$17,521

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-Cash Activities ($’000s)

Shares issued in Lieu of Payment for Service	630		678
Excess of Purchase Price over Net Assets Acquired expensed in the period	21,595		22,898
Acquisition of minority interest	774		774

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
From Inception (March 10, 2006) to September 30, 2007
(Stated in $’000’s except share numbers)

	Shares	Amount	Additional Paid-in Capital	Deficit accumulated during development stage	Accumulated Comprehensive Income	Stockholders’ Equity
March 10, 2006: shares of Common Stock issued to founders at $0.001 per share	60,000,000	60	(50)	-	-	10

December 18, 2006: fair value of shares of Common Stock issued in payment for services at $0.70 per share.	412,038	1	47	-	-	48

December 29, 2006: shares of Common Stock issued at $0.70 per share.	14,142,846	14	1,621	-	-	1,635

Net Loss for period				(1,381)	-	(1,381)
Balance, December 31, 2006	74,554,884	75	1,618	(1,381)	-	312

May 11, 2007: shares of Common Stock retired	(51,685,723)	(52)	52	-	-	-

May 11, 2007: fair value of compensatory element of insider shares not retired.	-	-	308	-	-	308

May 22, 2007: fair value of shares of Common Stock issued in payment for services at $0.90 per share.	137,344	-	124	-	-	124

May 25, 2007: fair value of 200,000 shares of Common Stock acquired at below market value.	-	-	178	-	-	178

May 29, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	16,582,621	16	13,376	-	-	13,392

May 29, 2007: fair value of shares of Common Stock issued on acquisition of Flex Fuels Energy Ltd.	24,854,477	25	22,344	-	-	22,369

July 31, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	4,871,838	5	3,936	-	-	3,941

September 30, 2007: reserve held for shares of Common Stock to be issued	-	-	20	-	-	20

Accumulated Comprehensive Income	-	-	-	-	57	57

Net Loss for period	-	-	-	(22,763)	-	(23,086)
Balance, September 30, 2007	69,315,441	69	41,956	(24,144)	57	17,938

The accompanying notes are an integral
part of these financial statements

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended September 30, 2007

NOTE 1 -   BASIS OF PRESENTATION

Flex Fuels Energy, Inc (“Flex Fuels” or the “Company”) (formerly Malibu Minerals, Inc) has prepared the condensed consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A (Amendment No 2) for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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
For the Quarter Ended September 30, 2007

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

g.    Foreign Exchange

The group’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd are maintained using the local currency (Great British Pound) as the functional currency. FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average monthly exchange rates. Net gains and losses from inter-company balances are recognized in the operating results.  Other gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

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
For the Quarter Ended September 30, 2007

i.     Minority Interest

The Minority Interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity. It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses.

At September 30, 2007 the Minority Interest was as follows:
$
Balance at December 31, 2006	1,229,000
Share of losses	(454,000)
Share of comprehensive income	(1,000)
Acquired by the Company – May 29, 2007	(774,000)
Balance at September 30, 2007	$ -

j.     Basic Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the quarter ended	For the quarter ended
	September 30, 2007	September 30, 2006
Net Income Loss ($’000s)	$(175)	$(7)

Basic & Diluted Loss per Share	(0.00)	(0.00)

Weighted Average Number of Shares	67,726,798	60,000,000

	For the nine	For the period from inception
	months ended September 30, 2007	(March 10, 2006) to September 30, 2006
Net Income Loss ($’000s)	$(22,763)	$(23)

Basic & Diluted Loss per Share	(0.34)	(0.00)

Weighted Average Number of Shares	67,627,273	60,000,000

\
FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended September 30, 2007

 k.   Share Capital

a) Authorized:

500,000,000 shares of Common Stock with a par value of $0.001

10,000,000 shares of Preferred Stock with a par value of $0.001

b) Issued:

As of September 30, 2007, the Company had issued 69,315,441 shares of Common Stock.

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
For the Quarter Ended September 30, 2007

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

As shown in the accompanying financial statements, the Company has incurred a net loss of ($22,763,000) for the nine months ending September 30, 2007 and has not generated any revenues to date. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended September 30, 2007

NOTE 6 – ACQUISITIONS

On May 29, 2007 Flex Fuels acquired the remaining 85% FFE Ltd, a development stage company formed under the laws of England and Wales , for the purpose of diversifying the Company’s business. As consideration for the acquisition of the Shares, the Company issued an aggregate of 24,854,477 shares of its Common Stock, $0.001 par value to the stockholders of FFE Ltd.
The Company has attributed a fair value of $22,369,000 on the shares issued based upon stock placed at $0.90 per share under the private placement completed on the same day. Flex Fuels had acquired its initial 15% holding in FFE Ltd in December 2006.

The acquisition of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair value of any separately identifiable intangible assets and the excess of purchase price over net assets has been based on an independent valuation by Intangible Business Limited (previously filed as an exhibit to the Form 8-K/A filed with the SEC on September 14, 2007) and is based on the size of the expected future market in bio-diesel in the United Kingdom, FFE Ltd’s expected market share and the expected income derived therefrom.

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $21,595,000 and was expensed in the quarter to June 30, 2007. Additionally $1,303,000 was expensed in Fiscal 2006.

The results of FFE Ltd’s operations, its financial position and cash flows have been included in Flex Fuels consolidated financial statements from the date of incorporation (November 26, 2006) to date.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended September 30, 2007

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

On May 22, 2007 the Company issued 137,344 shares of Common Stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $124,000 under SFAS 123(R) based upon a fair value of $0.90 per share of Common Stock – the price of shares issued in the subsequent private placement on May 29, 2007.

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

On July 31, 2007 Flex Fuels closed on a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its common stock, $0.001 par value per share (the “Common Stock”), at a price of $0.90 per Share for aggregate net proceeds of approximately $3,941,000

International Capital Partners SA (“ICP”) acted as the placement agent for the Offering. The Company paid the following fees in connection with the Offering (i) a commission equal to approximately $438,000 paid to ICP representing 10% of the Proceeds; and (ii) approximately $6,000 in legal and miscellaneous fees. The net proceeds of the Offering are expected to be used as by the Company as working capital and for general corporate purposes.

At September 30, 2007 the Company had set aside $20,000 in recognition of the fair value of 65,000 shares of Common Stock to be issued to Mr. Paul Gothard upon the completion of four financial filings as per his employment agreements. The estimate of fair value is based on a value of $0.90 per share (the market value of a share at the date of grant) and is being spread over the 12 months to May 2008.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended September 30, 2007

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2007 is as follows:

Quarter ended September 30, 2007	Malibu Gold		BioFuels		Corporate		Total
	$	’000	$	’000	$	’000	$	’000

Net revenue to external customers		-		-		-		-
Operating loss		(7)		(29)		(139)		(175)

Assets		81		18,171		57		18,308

Stock-based compensation		-		15		-		15
Expenditure on property and equipment		-		173		-		173

Nine months ended September 30, 2007	Malibu Gold		BioFuels		Corporate		Total
	$	’000	$	’000	$	’000	$	’000

Net revenue to external customers		-		-		-		-
Operating loss		(35)		(22,479)		(249)		(22,763)

Assets		81		18,171		57		18,308

Stock-based compensation		-		630		-		630
Expenditure on property and equipment		-		494		-		494

For the corresponding periods in Fiscal 2006 Malibu Gold was the only operating segment. The Company’s Malibu Gold operations are based in Canada and the Biofuels and corporate operations are based in the United Kingdom.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended September 30, 2007

NOTE 9 – COMPREHENSIVE LOSS

Comprehensive losses for the quarters ended September 30, 2007 and September 30, 2006 are as follows:

	Quarter ended	Quarter ended
	September 30, 2007 $’000	September 30, 2006 $’000
Net loss as reported	(175)	(7)

Unrealized foreign exchange gain on translation	27	-

Comprehensive Loss	(148)	(7)

Comprehensive losses for the nine months ended September 30, 2007 and September 30, 2006 are as follows:

	Nine months ended	Nine months ended
	September 30, 2007 $’000	September 30, 2006 $’000
Net loss as reported	(22,763)	(23)

Unrealized foreign exchange gain on translation	57	-

Comprehensive Loss	(22,706)	(23)

NOTE 10 – CONTINGENT LIABILITIES

In connection with the May and July 2007 Offerings, the Company agreed to file a registration statement to effect the registration of the Common Shares issued in the May 2007 and July 2007 Offerings. Further, the Company agreed to use its reasonable best efforts to cause the Registration Statement to be filed with the SEC as soon as possible but no later than August 27, 2007. The Company further agreed to clear any comments issued with respect to the Registration Statement in order for the SEC to declare the Registration Statement effective no later than 120 days after the required filing date. If the Company fails to file the Registration Statement with the SEC or have the Registration Statement be declared effective on or before the time frame described, the Purchasers shall be entitled to liquidated damages from the Company in an amount of approximately $64,000 for each month that the Company is delinquent in filing or effectiveness of the Registration Statement, subject to an overall limit of up to 15 months of partial liquidated damages.

The Company has determined that because it is remote that any Purchaser will make such a claim the contingent liability will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Acquisition of FFE Ltd

On May 29, 2007 (the “Closing Date”) Flex Fuels Energy, Inc. (formerly Malibu Minerals, Inc) (the “Company” or “Flex Fuels”) pursuant to the terms of the Acquisition Agreement (the “Agreement”), and as amended via the terms of the Addendum to the Agreement dated May 29, 2007 (the “Addendum”; the Addendum and the Agreement are collectively referred to as the “Agreements”), each entered into by the Company with Flex Fuels Energy Limited (“FFE Ltd”), a development stage company formed under the laws of England and Wales , the stockholders of FFE Ltd (collectively the “Stockholders”) and the individuals signatories thereto, as previously reported by the Company in its Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”), for the purpose of diversifying the Company’s business, the Company acquired the remaining 85% of the entire authorized share capital (the “Shares”) of FFE Ltd (the “Acquisition”). As consideration for the acquisition of the Shares, the Company issued an aggregate of 24,854,477 shares (the “Consideration Shares”) of its Common Stock, $0.001 par value to the stockholders of FFE Ltd (the “Stockholders”). Furthermore, as part of the Acquisition, the Company completed a Financing (as defined below) and provided funds in the amount of $11,800,000 to FFE Ltd out of the Proceeds (as defined below) obtained from the Financing. The Acquisition was completed following the satisfaction of the Completion Conditions (as defined in the Agreement), including the delivery of audited financial statements of FFE Ltd for the fiscal period ending December 31, 2006. As a result of the Acquisition, there were 64,443,403 shares of the Company’s Common Stock issued and outstanding post Acquisition and FFE Ltd became a wholly-owned subsidiary of the Company. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Regulations S, Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. None of the purchasers who received shares under Regulation S are U.S. Person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

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

The acquisition of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as excess of purchase price over net assets acquired on the accompanying balance sheet. The fair value of any separately identifiable intangible assets and the excess of purchase price over net assets has been based on an independent valuation by Intangible Business Limited (previously filed as an exhibit to the Form 8-K/A filed with the SEC on September 14, 2007).

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
(2) Expected to be commissioned in 2007.
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

On July 31, 2007 Flex Fuels closed on a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its common stock, $0.001 par value per share (the “Common Stock”), at a price of $0.90 per Share for aggregate net proceeds of approximately $3,941,000.

International Capital Partners SA (“ICP”) acted as the placement agent for the Offering. The Company paid the following fees in connection with the Offering (i) a commission equal to approximately $438,000 paid to ICP representing 10% of the Proceeds; and (ii) approximately $6,000 in legal and miscellaneous fees. The net proceeds of the Offering are expected to be used as by the Company as working capital and for general corporate purposes.

On August 21, 2007 FFE Ltd has received two Permissions for Development (the “Permissions”), one for the construction of an oilseed crush plant and a second for the development of a solvent extraction plant. The Permissions, received by the Company on August 16, 2007, were granted by Cardiff County Council under the Town and Country Planning Act 1990 and the Town and Country Planning (General Development Procedure) Order 1995.

The Permissions allow the Company to develop an oilseed crush plant or a solvent extraction plant. Solvent extraction technology allows oil to be more efficiently removed from the oilseed, greatly enhancing the throughput and oil yield compared to mechanical crush alone. In-house extraction of oil from raw seed is central to Flex Fuels’ vertically integrated strategy to supply oil to its planned biodiesel refinery. The early grant of solvent extraction permission on first application allows the Company to review its options regarding the development of the project to identify any savings that might be made by moving directly to solvent extraction plant development.

On September 28, 2007, FFE Ltd entered into an Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”).

Under the EWA Lurgi will conduct the design and cost estimates necessary to deliver a fixed price Engineering, Procurement and Construction (“EPC”) contract for an integrated seed press / solvent extraction plant and biodiesel refinery. In addition, the EWA will define estimates for the cost of civil engineering work not covered by the EPC contract, the management of that work by Lurgi and the production of all information necessary for Local Air Pollution Prevention and Control and Integrated Pollution Prevention and Control applications for the biodiesel refinery.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the three months ended September 30, 2007. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our amended Annual Report on Form 10-KSB/A (Amendment No. 2) for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2007 and Quarter Ended September 30, 2006

The accompanying financial statements show that we have incurred a net loss of $175,000 for the quarter ended September 30, 2007, as opposed to $7,000 for the quarter ended September 30, 2006 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business. The results include gains made on the inter-company balance between Flex Fuels and FFE Ltd of $323,000 (September 30, 2006 - $nil).

Revenue

We did not earn any revenues during the quarter ended September 30, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Selling, general and administrative charges

For the quarter ended September 30, 2007 the Company incurred selling, general and administrative charges of $682,000 (September 30, 2006 - $7,000).

The main components of the charges consisted of the following: $238,000 in directors’ salaries, $60,000 in staff salaries and other costs, $160,000 in professional fees, $46,000 in consulting fees, $50,000 in rent and other property costs and $35,000 in travel and entertainment costs.  The directors salaries include a charge of $15,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his employment agreement.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Net Loss

We incurred a net loss in the amount of $175,000 for the quarter ended September 30, 2007 as opposed to $7,000 for the quarter ended September 30, 2006. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

For the Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006

The accompanying financial statements show that we have incurred a net loss of $22,763,000 for the nine months ended September 30, 2007, as opposed to $23,000 for the nine months ended September 30, 2006 and have not yet generated any revenues that can offset operating expenses. The results include gains made on the inter-company balance between Flex Fuels and FFE Ltd of $323,000 (September 30, 2006 - $nil).

Revenue

We did not earn any revenues during the nine months ended September 30, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Mining exploration costs

For the nine months ended September 30, 2007 the Company incurred expenses of $8,000 in mining exploration costs (September 30, 2006 - $nil) as the Company initiated phase 1 of its exploration program.

Selling, general and administrative charges

For the nine months ended September 30, 2007 the Company incurred selling, general and administrative charges of $2,182,000 (September 30, 2006 - $13,000).

The main components of the charges consisted of the following: $1,157,000 in directors salaries, $149,000 in staff salaries and other costs, $333,000 in professional fees, $126,000 in consulting fees, $75,000 in rent and other property costs and $105,000 in travel and entertaining costs.   The directors salaries include the fair value $308,000 attributed to the compensatory element of the non-retirement of shares held by Tom Barr, the fair value of $124,000 attributed to the 137,244 shares issued to Tom Barr on May 22, 2007 for services rendered , the fair value of $178,000 attributed to the 200,000 shares acquired by Tom Barr from Esther Briner (a stockholder) on May 25, 2007 at below market rate and a charge of $20,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his employment agreement.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Impairment of excess of purchase price over net assets acquired

For the nine months ended September 30, 2007 the Company incurred an expense of $21,595,000 (September 30, 2006 - $nil).

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

Impairment of licence

For the nine months ended September 30, 2007 the Company incurred an impairment charge of $nil (September 30, 2006 - $10,000).

The Company determined that its Malibu Gold property license was to be fully impaired in the nine months ended September 30, 2006, as per SFAS 144: “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.

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

Net Loss

We incurred a net loss in the amount of $22,763,000 for the nine months ended September 30, 2007 as opposed to $23,000 for the nine months ended September 30, 2006. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, cash was $17,521,000. We had current assets of $294,000 and current liabilities of $370,000. We attribute our net loss to having no revenues to offset our operating. At December 31, 2006 the Company had $1,613,000 in cash and current liabilities of $74,000.

Net cash used in operating activities was $1,307,000 during the nine months ended September 30, 2007 and $nil for the nine months ended September 30, 2006.

During the nine months to September 30, 2007 the Company used net cash in investing activities of $494,000. The Company used $494,000 in purchasing property and equipment. During the nine months ended September 30, 2006 the Company used net cash in investing activities of $10,000 acquiring a mineral license from Jim Laird (director and stockholder).

During the nine months to September 30, 2007 the Company received net cash provided by financing activities of $17,333,000 as a result of the private placements completed on May 29, 2007 and July 31, 2007. During the nine months to September 30, 2006 the Company received net cash provided by financing activities of $10,000 as a result of the shares issued to the founder at par ($0.001).

The Company expects to incur costs on the Malibu Gold of $125,000 and $500,000 on general corporate, investor relations and regulatory costs over the next 12 months to September 30, 2008.

The Company’s wholly owned subsidiary, FFE Ltd, expects to incur continuing operating costs of approximately $1.5m to $2.0m over the next 12 months to September 30, 2008 as it ramps up its operations and increases the total employees from 7 to approximately 15+. Additionally FFE Ltd expects to incur expenditures of between $12m and $18m over the next 12 months to September 30, 2008 on plant subject to FFE Ltd signing Early Works (signed September 28, 2007 with Lurgi) and Engineering, Procurement and Construction agreements for the proposed Cardiff site which has recently been granted planning permission for the crush and solvent extraction plants.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. At September 30, 2007 we had cash of approximately $17.5m so we may need to obtain additional financing to operate our business for the next twelve months. We aim to raise any further capital necessary to fund our business through either a private placement of our common stock or debt or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

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

 In connection with the preparation of this amended Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

(b) Changes in Internal Controls

There were changes in our internal controls over financial reporting during  our fiscal quarter ended September 30, 2007 to remedy the material weaknesses described above.

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

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the nine months ended September 30, 2007 and have not been previously disclosed in our Current Reports on Form 8-K:

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

ITEM 6.	EXHIBITS.
Exhibit Number	Description
31.1	Certification by Brian Barrows, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Paul Gothard, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

Notes
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Date: November 1, 2007	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC

Date: November 1, 2007	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (acting Principal Accounting Officer) and Director