Form 10KSB/A
period 2006-12-31
Flex Fuels Energy, Inc.
filed 2008-02-26
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
 (Amendment No. 3)
(Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2006

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 000-51430

FLEX FUELS ENERGY, INC.
(formerly Malibu Minerals, Inc)
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5242826 (I.R.S. Employer Identification No.)

502 East John Street Carson City, Nevada 89706 (Address of principal executive offices)	V6C 2W2 (Zip Code)

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

Explanatory Note

This third amended Annual Report on Form 10-KSB/A (the “Amended Report”) amends the amended Annual Report on Form 10-KSB/A filed by the Company with the Securities and Exchange Commission on September 12, 2007 (the “Report”) solely to correct (i) unrecorded liabilities incurred in the year ended December 31, 2006, (ii) certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement that were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006, (iii)  to amend the fair value attributed to the stock issued to Mr. Tom Barr, (iv) to consolidate the balance sheet and results of Flex Fuels Energy Limited and (v) to correctly disclose related party transactions and to address the SEC comment letter received by the Company dated November 27, 2007..

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

Our headquarters are located at  30 St. Mary Ave., London EC3A 8EP, United Kingdom.

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

            Having Mr. Laird as our sole executive officer resulted in material weaknesses to the Company’s controls and procedures.   We did not maintain a proper in-house finance function and relied upon a third party to maintain the finance function and prepare the financial reports.  We also, did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion. With respect to these procedures management determined that the material weakness arose due to the lack of training, experience or knowledge of persons preparing the financial records.  Additionally, we did not effectively monitor the third-party accounting function and our oversight of financial controls.  Finally, the Company’s limited  knowledge of US GAAP was a material weakness.

In April 2007, the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2006 filed as part of its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007, was necessary due to certain erroneous entries appearing in its financial statements. Specifically, the Company filed an amended Annual Report on Form 10-KSB/A that amended and restated the Report solely to (i) amend and restate the Company’s financial statements filed as part of the Report to correct (a) erroneous “Paid in Capital” entry and “Retained earnings (deficit)” entry and resulting changes in “Total stockholders equity” and “Total liabilities and stockholders equity” entries as of December 31, 2006, set forth in the Balance Sheet located on page F-2 of this Amended Report, (b) erroneous “Deficient Accumulated During Development Stage” entry and “Total Equity” entry as of December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of the Amended Report, (c) erroneous “Cash Flow from Financing Activities” entry, “Cash at end of period” entry, and “Shares issued in Lieu of Payment for Service” entry for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows located on page F-6 of the Amended Report, and (ii) correctly disclose director compensation paid to a member of the Company’s board of directors during the fiscal year ended December 31, 2006, set forth on page 28 of the Amended Report.

Thereafter, on May 29, 2007, the Company completed the acquisition of Flex Fuels Energy Limited. In connection with and following the completion of such transaction, management of the Company changed and, thereafter, the Company engaged new independent accountants. Following such changes, in July 2007, the Company’s executive officers after having discussions with the Company’s board of directors noticed that the while the Company had filed their Form 10-KSB/A in April, the Company continued to state that the Company’s Controls and Procedures were effective.  The Company’s executive officers concluded that the Company’s previously issued financial statements covering the fiscal year ended December 31, 2006, along with the Report of Independent Registered Certified Public Accounting Firm and quarterly period ended March 31, 2007 which had been filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A and Form 10-QSB on April 26, 2007 and May 15, 2007, respectively, should no longer be relied upon because of errors in such financial statements as further addressed below. Subsequently, during July 2007 the Company reviewed the internal controls as of December 31, 2006, and identified the following material weaknesses in our internal control over financial reporting:

·	We did not maintain a proper in-house finance function and relied upon a third party to maintain the finance function and prepare the financial reports;
·
We did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion. With respect to these procedures management determined that the material weakness arose due to the lack of training, experience or knowledge of persons preparing the financial records;

·	We did not effectively monitor the third-party accounting function and our oversight of financial controls; and
·	The Company’s knowledge of US GAAP was limited

The Company consequently prepared and filed in September 2007 a further amended Form 10-KSB for the fiscal year ended December 31, 2006, as well as an amended Form 10-QSB for the fiscal quarter ended March 31, 2007, which reports included audited financial statements that had been audited by the Company’s new independent accountants and restated unaudited financial statements that corrected all of the prior errors contained in such financial statements and filings. Specifically, (a) the amended Annual Report on Form 10-KSB/A was filed by the Company solely to correct:

(i)	unrecorded liabilities incurred in the year ended December 31, 2006;
(ii)
certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement that were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006;

(iii)	to amend the fair value attributed to the stock issued to Mr. Tom Barr;
(iv)	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
(v)	to correctly disclose related party transactions.

In addition , the amended Quarterly Report on Form 10-QSB was filed by the Company solely to correct:

(i)	unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007;
(ii)	to amend the balance sheets to reflect adjustments made in the Financials Statements for the period ended December 31, 2006 filed in the further amended Form 10-KSB;
(iii)	to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows;
(iv)	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
(v)	to correctly disclose related party disclosures.

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

IN THE EVENT WE SUCCESSFULLY ACQUIRE THE REMAINING SHARE CAPITAL OF FFE LTD, WE MAY BE SUBJECT TO (I) GREATER LIABILITY RISKS, WHICH COULD BE COSTLY AND NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS; AND (II) COMPLIANCE WITH FEDERAL AND STATE REGULATIONS AND SUCH COMPLIANCE WOULD BE AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES ..

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

          In April 2007, the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2006 filed as part of its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007, was necessary due to certain erroneous entries appearing in its financial statements. Specifically, the Company filed an amended Annual Report on Form 10-KSB/A that amended and restated the Report solely to:

(i) amend and restate the Company’s financial statements filed as part of the Report to correct:

(a) erroneous “Paid in Capital” entry and “Retained earnings (deficit)” entry and resulting changes in “Total stockholders equity” and “Total liabilities and stockholders equity” entries as of December 31, 2006, set forth in the Balance Sheet located on page F-2 of this Amended Report,

(b) erroneous “Deficiency Accumulated During Development Stage” entry and “Total Equity” entry as of December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of the Amended Report,

(c) erroneous “Cash Flow from Financing Activities” entry, “Cash at end of period” entry, and “Shares issued in Lieu of Payment for Service” entry for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows located on page F-6 of the Amended Report, and

(ii) correctly disclose director compensation paid to a member of the Company’s board of directors during the fiscal year ended December 31, 2006, set forth on page 28 of the Amended Report.

Thereafter, on May 29, 2007, the Company completed the acquisition of Flex Fuels Energy Limited. In connection with and following the completion of such transaction, management of the Company changed and, thereafter, the Company engaged new independent accountants. Following such changes, in July 2007, the Company’s executive officers after having discussions with the Company’s board of directors noticed that the while the Company had filed their Form 10-KSB/A in April, the Company continued to state that the Company’s Controls and Procedures were effective.  The Company’s executive officers concluded that the Company’s previously issued financial statements covering the fiscal year ended December 31, 2006, along with the Report of Independent Registered Certified Public Accounting Firm and quarterly period ended March 31, 2007 which had been filed by the Company with the Securities and Exchange Commission on Form 10-KSB/A and Form 10-QSB on April 26, 2007 and May 15, 2007, respectively, should no longer be relied upon because of errors in such financial statements as further addressed below. Subsequently, during July 2007 the Company reviewed the internal controls as of December 31, 2006, and identified the following material weaknesses in our internal control over financial reporting:

·	We did not maintain a proper in-house finance function and relied upon a third party to maintain the finance function and prepare the financial reports;
·
We did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion. With respect to these procedures management determined that the material weakness arose due to the lack of training, experience or knowledge of persons preparing the financial records;

·	We did not effectively monitor the third-party accounting function and our oversight of financial controls; and
·	The Company’s knowledge of US GAAP was limited

The Company consequently prepared and filed in September 2007 a further amended Form 10-KSB for the fiscal year ended December 31, 2006, as well as an amended Form 10-QSB for the fiscal quarter ended March 31, 2007, which reports included audited financial statements that had been audited by the Company’s new independent accountants and restated unaudited financial statements that corrected all of the prior errors contained in such financial statements and filings. Specifically, (a) the amended Annual Report on Form 10-KSB/A was filed by the Company solely to correct:

(vi)	unrecorded liabilities incurred in the year ended December 31, 2006;
(vii)
certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement that were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006;

(viii)	to amend the fair value attributed to the stock issued to Mr. Tom Barr;
(ix)	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
(x)	to correctly disclose related party transactions.

In addition, the amended Quarterly Report on Form 10-QSB was filed by the Company solely to correct:

(vi)	unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007;
(vii)	to amend the balance sheets to reflect adjustments made in the Financials Statements for the period ended December 31, 2006 filed in the further amended Form 10-KSB;
(viii)	to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows;
(ix)	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
(x)	to correctly disclose related party disclosures.

We believe that the issues surrounding the restatements of these reports, mainly the maintenance of a proper in-house finance function, maintenance of internal controls related to the financial closing, review, and analysis process, oversight of financial controls, and the Company’s knowledge of US GAAP have been addressed as of the date of filing the amended Forms 10-KSB and 10-QSB (September 12, 2007). We further believe that the addition of new management personnel, including new management which resulted from the Company’s acquisition of Flex Fuels Energy Limited with its own finance function and the appointment of Paul Gothard, an experienced qualified accountant, as Chief Financial Officer~~.~~, has addressed and remedied the material weaknesses described above, strengthened our internal controls and ensure that they will be effective in future periods. We note that the Company expended the sum of $60,000 in connection with the re-audit of the Company’s historical financial statements by its new independent accountant’s.

To remedy such material weaknesses, controls installed in the quarter to September 30, 2007  include but are not limited to the following:

·	Hiring staff experienced in both US GAAP and SEC reporting requirements
·	Segregating preparation and review duties of quarterly and annual reports
·	Installing a monthlyfinancial closing and management reporting process including reconciliations of material and significant accounts (such as bank, payables and fixed assets)
·	Formal purchasing and approval policies and associated limits
·	Establishing budgetry and forecasting procedures
·	Ensuring staff are properly trained
·	Appointing new independent auditors

Limitations on the Effectiveness of Controls

The Company's disclosure controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management, including the Company’s Chief Executive Officer and Chief Financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costsBecause of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Controls
There were changes in the Company's internal control over financial reporting during the period covered by this Annual Report on Form 10-KSB/A, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

FLEX FUELS ENERGY, INC.

Date: February 26, 2008	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

Date: February 26, 2008	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (Acting Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Barrows	Chief Executive Officer and Director	February 26, 2008
Brian Barrows

/s/ Paul Gothard	Chief Financial Officer and Director	February 26, 2008
Paul Gothard

/s/ James Laird	Vice President of Mineral Exploration Operations and Director	February 26, 2008
James Laird

/s/ Thomas Barr	Vice President of Alternative Fuels Division and Director	February 26, 2008
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