Form 10QSB/A
period 2007-03-31
Flex Fuels Energy, Inc.
filed 2008-02-27
CIK 1370030

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

(604) 685-7552
Issuer's telephone number

Mailing Address:
30 St. Mary Ave, London EC3A 8EP, United Kingdom
  (Address of principal executive offices)

 +44 (0) 8445 862 780
(Principal executive offices telephone number)

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

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB/A filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on September 12, 2007 (the “Report”) solely to correct (i) unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007, (ii) to amend the balance sheets to reflect adjustments made in the Financials Statements for the period ended December 31, 2006 filed on Form 10-KSB/A (Amendment No. 3) , (iii) to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows, (iv) to consolidate the balance sheet and results of Flex Fuels Energy Limited and (v) to correctly disclose related party disclosures and to address the SEC comment letter received by the Company dated November 27, 2007.

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

Flex Fuels Energy, Inc (“Flex Fuels” or the “Company”) (formerly Malibu Minerals, Inc) has prepared the condensed consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A ( Amendment No 3 ) for the year ended December 31, 2006. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

b.    Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

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

At March 31, 2007 the Minority Interest was as follows:

$
Balance at December 31, 2006	1,228,691
Share of losses	(229,871)
Share of comprehensive income	7,991
Balance at December 31, 2006	$1,006,811

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

This amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on May 15, 2007 (the “Report”) solely to correct (i) unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007, (ii) to amend the balance sheets to reflect adjustments made in the Financials Statements for the period ended December 31, 2006 filed on Form 10-KSB/A (Amendment No. 3), (iii) to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows, and (iv) to consolidate the balance sheet and results of Flex Fuels Energy Limited.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report , reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the SEC, including our Annual Report on Form 10-KSB/A ( Amendment No. 3 ) for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RISK FACTORS

Please see the risk factors applicable to our company and our business set forth in our amended Annual Report filed on Form 10-KSB/A (Amendment No. 3) for the year ended December 31, 2006 filed with the SEC on February 26, 2008, which are hereby incorporated by reference.

INTRODUCTION

We are an exploration stage company engaged in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. We have staked one mineral claim containing 8 cell claim units totaling 165.685 hectares. Throughout this Quarterly Report , we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

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

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included in this Quarterly Report starting on Page F-1. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Quarterly Report.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the three months ended March 31, 2007. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our amended Annual Report on Form 10-KSB/A ( Amendment No. 3 ) for the year ended December 31, 2006.

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

 In connection with the preparation of this amended Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

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

         In April 2007, the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2006 filed as part of its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007, was necessary due to certain erroneous entries appearing in its financial statements. Specifically, the Company filed an amended Annual Report on Form 10-KSB/A that amended and restated the Report solely to:

(i) amend and restate the Company’s financial statements filed as part of the Report to correct

(a) erroneous “Paid in Capital” entry and “Retained earnings (deficit)” entry and resulting changes in “Total stockholders equity” and “Total liabilities and stockholders equity” entries as of December 31, 2006, set forth in the Balance Sheet located on page F-2 of this Amended Report,

(b) erroneous “Deficieny Accumulated During Development Stage” entry and “Total Equity” entry as of December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of the Amended Report,

(c) erroneous “Cash Flow from Financing Activities” entry, “Cash at end of period” entry, and “Shares issued in Lieu of Payment for Service” entry for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows located on page F-6 of the Amended Report, and

(ii) correctly disclose director compensation paid to a member of the Company’s board of directors during the fiscal year ended December 31, 2006, set forth on page 28 of the Amended Report.

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

•	We did not effectively monitor the third-party accounting function and our oversight of financial controls; and
•	The Company’s knowledge of US GAAP was limited

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

We believe that the issues surrounding the restatements of these reports, mainly the maintenance of a proper in-house finance function, maintenance of internal controls related to the financial closing, review, and analysis process, oversight of financial controls, and the Company’s knowledge of US GAAP have been addressed as of the date of filing the amended Forms 10-KSB and 10-QSB (September 12, 2007). We further believe that the addition of new management personnel, including new management which resulted from the Company’s acquisition of Flex Fuels Energy Limited with its own finance function and the appointment of Paul Gothard, an experienced qualified accountant, as Chief Financial Officer, has addressed and remedied the material weaknesses described above, strengthened our internal controls and ensure that they will be effective in future periods. We note that the Company expended the sum of $60,000 in connection with the re-audit of the Company’s historical financial statements by its new independent accountant’s.

To remedy such material weaknesses, controls installed in the quarter to September 30, 2007  include but are not limited to the following:

•	Hiring staff experienced in both US GAAP and SEC reporting requirements
•	Segregating preparation and review duties of quarterly and annual reports
•	Installing a monthly financial closing and management reporting process including reconciliations of material and significant accounts (such as bank, payables and fixed assets)
•	Formal purchasing and approval policies and associated limits
•	Establishing budgeting and forecasting procedures
•	Ensuring staff are properly trained
•	Appointing new independent auditors

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

(b) Changes in Internal Controls

There were changes in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-QSB/A, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)
As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its amended Annual Report filed on Form 10-KSB/A (Amendment No. 3) for the fiscal year ended December 31, 2006.

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

FLEX FUELS ENERGY, INC.

Date: February 27, 2008	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC.

Date: February 27, 2008	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (acting Principal Accounting Officer) and Director