Form 10QSB/A
period 2007-06-30
Flex Fuels Energy, Inc.
filed 2008-02-27
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
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

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB/A filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on September 17, 2007 (the “Report”) solely to address the SEC comment letter received by the Company dated November 27, 2007.   This Amended Quarterly Report on Form 10-QSB /A (the “Report”) includes the amended balance sheet as filed with Form 10-KSB/A (Amendment No. 3 ) filed on February 26, 2008 following the identification of certain errors:

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

The financial statements include the restated balance sheet as at December 31, 2006 as filed with Form 10-KSB/A (Amendment No. 3 ) filed on February 26, 2008 following the identification of certain errors:

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

On May 11, 2007 the Stockholders of the Company, without direction from the Company, undertook a re-organization of their respective shareholdings by retiring varying percentages of their stock. In total 51,685,723 shares of Common Stock were retired.As Mr. Tom Barr was not required to retire any stock and therefore gained additional Common Stock in the stock split on May 21, 2007 the Company, under SFAS 123R, attributed the fair value of $308,000 under compensatory arrangements based upon a fair value of $0.90 per share of Common Stock – the price of shares issued in the subsequent private placement on May 29, 2007.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Amended Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Report on Form 10-KSB/A (Amendment No. 3 ) for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

A “material weakness” is a significant deficiency, or combination of significant deficiencies,  results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

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

To remedy such material weaknesses, controls installed in the quarter to September 30, 2007  include but are not limited to the following:

•	Hiring staff experienced in both US GAAP and SEC reporting requirements
•	Segregating preparation and review duties of quarterly and annual reports
•	Installing a monthlyfinancial closing and management reporting process including reconciliations of material and significant accounts (such as bank, payables and fixed assets)
•	Formal purchasing and approval policies and associated limits
•	Establishing budgetry and forecasting procedures
•	Ensuring staff are properly trained
•	Appointing new independent auditors

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

(b) Changes in Internal Controls

There were changes in the Company's internal control over financial reporting during the period covered by this Quarterly Report on Form 10-QSB/A, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting~~.~~

ITEM 3A (T). CONTROLS AND PROCEDURES

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

ITEM 5. OTHER INFORMATION.

(a)   None.

(b)   As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its amended Annual Report filed on Form 10-KSB/A (Amendment No. 3 ) for the fiscal year ended December 31, 2006.

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