Form 10QSB/A
period 2007-09-30
Flex Fuels Energy, Inc.
filed 2008-02-27
CIK 1370030

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This amended Quarterly Report on Form 10-QSB/A (the “Amended Report”) amends the Quarterly Report on Form 10-QSB/A filed by the Company with the United States Securities and Exchange Commission (the “SEC”) on November 1, 2007 (the “Report”) solely to address the SEC comment letter received by the Company dated November 27, 2007. This Amended Quarterly Report on Form 10-QSB/A (the “Report”) includes the amended balance sheet as filed with Form 10-KSB/A (Amendment No. 3) filed on February 26, 2008 following the identification of certain errors:

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

At September 30, 2007 the Minority Interest was as follows:
$
Balance at December 31, 2006	1,229,000
Share of losses	(454,000)
Share of comprehensive income	(1,000)
Acquired by the Company – May 29, 2007	(774,000)
Balance at September 30, 2007	$-

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

 NOTE 3 – ADJUSTMENTS TO FINANCIAL STATEMENTS

The financial statements include the restated balance sheet as at December 31, 2006 as filed with Form 10-KSB/A (Amendment No. 3) filed on February 26, 2008 following the identification of certain errors:

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB/A (Amendment No. 3) for the year ended December 31, 2006. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the three months ended September 30, 2007. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our amended Annual Report on Form 10-KSB/A (Amendment No. 3) for the year ended December 31, 2006.

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