Form 10KSB
period 2007-12-31
Flex Fuels Energy, Inc.
filed 2008-03-26
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2007

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 333-136349

FLEX FUELS ENERGY, INC.
(formerly Malibu Minerals, Inc)
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5242826 (I.R.S. Employer Identification No.)

30 St Mary Axe London, United Kingdom (Address of principal executive offices)	EC3A 8EP (Zip Code)

Issuer’s telephone Number: +44 (0) 8445 862 780

Securities registered under Section 12(b) of the Exchange Act: Not applicable

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Issuer's revenue for its fiscal year ended December 31, 2007 is: Nil.

As of December 31, 2007,  the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was approximately $14,297,498.

As of December 31, 2007, there were outstanding 69,315,441 shares of Common Stock, 0.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

ITEM 1. DESCRIPTION OF BUSINESS

Information Regarding Forward Looking Statements

Flex Fuels Energy, Inc. (“Flex Fuels” "we" ,“us” , "our") (formerly Malibu Minerals, Inc.) has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to successfully attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of oilseed feedstocks, products thereof (including biodiesel), gold and other minerals;
5. Regulation and changes in regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
7. General economic conditions that affect our industry or the global environment in which we operate.

Organizational History

Flex Fuels was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked one mineral claim containing eight cell claim units totaling 165.685 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into the Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the Stockholders of FFE Ltd as more fully described below.

 Flex Fuels is currently engaged in two sectors:

•	developing our business of manufacturing and distributing biodiesel products through our wholly owned subsidiary, FFE Ltd.
•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold operation.

In May of 2007, Flex Fuels authorized and affected a dividend in the form of Common Stock, whereby each stockholder of record of Flex Fuels as of the end of the business day on May 21, 2007, received five shares of common stock, in exchange for one share of existing common stock held.

In November of 2006, Flex Fuels filed a Form 211 application with the NASD in order to obtain its approval for the listing and quotation of Flex Fuels common stock on the Over-The-Counter Bulletin Board (the “OTCBB”). In May of 2007, the NASD declared that it had no further comments on the Application and assigned a symbol of “MLBU.OB” to Flex Fuels (formerly named Malibu Minerals, Inc) common stock. Following the renaming of the Company as Flex Fuels Energy, Inc. which the NASD declared effective on July 16, 2007, Flex Fuels shares are now quoted on the OTCBB under the symbol “FXFL.OB”.

Our fiscal year end is December 31.

Acquisition of FFE Ltd

On May 29, 2007 (the “Closing Date”) Flex Fuels, pursuant to the terms of the acquisition agreement (the “Agreement”), and as amended via the terms of the addendum to the agreement dated May 29, 2007 (the “Addendum”), entered into by the Company and FFE Ltd, a development stage company formed under the laws of England and Wales, the stockholders of FFE Ltd (collectively the “Stockholders”) and the individuals signatories thereto, as previously reported by the Company in its Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”), for the purpose of diversifying the Company’s business, the Company acquired the remaining 85% of the entire authorized share capital (the “Shares”) of FFE Ltd (the “Acquisition”). As consideration for the acquisition of the Shares, we issued an aggregate of 24,854,477 shares (the “Consideration Shares”) of our Common Stock, $0.001 par value to the stockholders of FFE Ltd (the “Stockholders”). Furthermore, as part of the Acquisition, the Company completed a Financing (as defined below) and provided funds in the amount of $11,800,000 to FFE Ltd out of the Proceeds (as defined below) obtained from the Financing. As a result of the Acquisition, there were 64,443,403 shares of the Company’s Common Stock issued and outstanding post Acquisition and FFE Ltd became a wholly-owned subsidiary of the Company.

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
$22,369,000

Previously, on December 29, 2006 we acquired 15 % of FFE Ltd. In consideration for the shares of FFE Ltd’s common stock acquired we paid $1,500,000.

As the Company had determined that FFE Ltd was a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd were consolidated with the Company’s balance sheet and results. The determination was based on the basis that although the Company acquired a 15% holding in FFE Ltd the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights. The investment of 15% of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition.

FFE Ltd Purchase Price Allocation on Acquisition of 15% holding:

$
Minority Interest acquired	217,000
Excess of Purchase Price over Net Assets Acquired	1,303,000
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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $21,595,000 has been expensed in the Fiscal 2007 and $1,303,000 was expensed in Fiscal 2006.

Business Overview

FFE Ltd

FFE Ltd, a development stage company, was formed on November 26, 2006 under the laws of England and Wales.

           FFE Ltd is headquartered in London, England. FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing biodiesel products (and associated power generation facilities if commercially desirable) and to engage in the business of supplying and distributing biodiesel products. FFE Ltd further plans to specialize in the conversion of oil seed bearing crops to energy. FFE Ltd is comprised of the following core business areas aimed at a vertically integrated strategy to realize maximum value from the energy crop supply chain:

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

FFE Ltd has incurred operating losses since inception and has generated no revenues from continuing operations. As a result, FFE Ltd has generated negative cash flows from operations and has an accumulated deficit at December 31, 2007. Flex Fuels, and FFE Ltd as its wholly owned subsidiary, are currently seeking additional funding. While Flex Fuels and FFE Ltd are optimistic and believe appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products of Flex Fuels and/or FFE Ltd develop and markets will be accepted by consumers.

FFE Ltd Strategy

FFE Ltd’s goal is to deliver a number of high yielding renewable energy projects that logically fit into a vertically integrated structure. The overarching principal is for FFE Ltd to manage (directly or indirectly) the biofuel supply chain from “farm to fuel”. Currently, FFE Ltd is negotiating United Kingdom oil seed rape supply which is expected to form a reliable contracted base line supply of oil seed that can be crushed to produce high quality oil for the refinery business. The seed will form the base line supply for the crush plant and refinery in combination with offshore swing oils to improve margins. FFE Ltd is also evaluating oil seed production in Eastern Europe and other sustainable feed-stocks as feedstock options. Ultimately, the Company’s management believes that the United Kingdom energy market provides significant incentives for renewable sources of energy and this would allow for advantageous contracts to be formed which would underpin FFE Ltd’s project economics.

Industry Overview

European Diesel Market

The chart below shows how the market share of diesel powered cars in Western Europe has increased since 1990. This trend would suggest that the EU Biofuels Directive will be met predominantly from biodiesel as opposed to bio-ethanol by 2010.

Diesel Share of New Car Registrations in Western Europe 1990-2007

 Source: ACEA – European Automobile Manufacturers Association.

European & United Kingdom Biodiesel Market

The EU Biofuels Directive requires all member states to set indicative targets for biofuel sales in 2005 and 2010 against reference values of 2% and 5.75% (based on energy content) respectively. The majority of member states have now set their target and as such the European biodiesel demand is expected to grow significantly over the next 5 years. It is anticipated that demand could reach well in excess of 10 million tonnes/annum by 2010 compared with an estimated European production capacity of 4.89 million tonnes in 2006 (source: European Biodiesel Board, July 2007).

Current UK Market Size.

The UK Diesel Engine Road Vehicle (“DERV”) consumption in 2006/07 was put at around 20.1 million tonnes by Her Majesty's Revenue and Customs (“HMRC”).  This is projected to rise to between 21 to 21.5 million tonnes by 2010 (Wood Mackenzie, HMRC).  Biodiesel consumption in 2006/07 was 316,000 tonnes, representing around 1.47% of DERV. Nameplate biodiesel production capacity in 2007 was 437,000 tonnes, representing around 2.03% of DERV.

UK Potential Market Growth

The UK biodiesel market will be provided with significant support by the Renewable Transport Fuel Obligation (“RTFO”) which will be introduced in April 2008 resulting in up to 35p per liter support for biodiesel in 2008.
To fulfill the UK RTFO target of 5% in 2010/11 biodiesel demand is implied to climb from 2007 production and demand levels by two to three times, to 1 million to 1.1 million tonnes per annum. To satisfy this demand indigenously the UK would likely require a growth in capacity of over 550,000 million tonnes per annum by 2010.

 UK Competition

The following table shows the biodiesel refineries operating or under construction in the United Kingdom:

COMPANY	LOCATION	CAPACITY (t/a)	Notes
Argent Energy	Motherwell (Scot)	45,000
Biofuels Corp plc	Teesside	250,000
Greenergy	Immingham	200,000	(1)
D1 Oils	Middlesborough	42,000
D1 Oils	Bromborough	50,000	(2)

The following table shows the operating rapeseed oil extraction facilities operating in the United Kingdom:

COMPANY	LOCATION	CAPACITY (t/a)
Cargill	Liverpool	600,000
Cargill	Hull	150,000
Archer Daniel Midland	Erith	800,000

Notes:
(1) The second 100,000t/a plant is currently under construction.
(2) Currently being commissioned.
t/a = Metric input tonnes per annum maximum operating capacity.
The above list excludes plants under 20,000t capacity.

Based on current equipment capacity, the current UK supply of rapeseed and the future forecast demand for biodiesel, the Company and FFE Ltd believe that the market justifies the planned expenditure on oilseed processing and biodiesel refining equipment.

Governmental Regulation

FFE Ltd is, and will be upon completion of its biodiesel production facilities, subject to various government and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of its employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. FFE Ltd does not anticipate a material adverse impact on its business or financial condition as a result of our efforts to comply with these requirements. FFE Ltd expects to incur capital expenditures for equipment and construction works required to prevent and control foreseeable pollution in this or the succeeding fiscal year. These expenditures are part of the budget to procure and construct its processing equipment which is considered as part of the ordinary course of business.

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

The hazards and risks associated with producing and transporting its products, such as fires, natural disasters, explosions, abnormal pressures and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, FFE Ltd has obtained or intends to obtain insurance coverage against some, but not all, potential losses once its facility is operating. FFE Ltd coverage includes physical damage to assets, employer’s liability, comprehensive general liability and business interruption. FFE Ltd believes that its insurance is adequate and customary for its industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. FFE Ltd does not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of its business.

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

Malibu Gold Property

 Property Acquisition Details

On March 27, 2006, the Company acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a director and stockholder, for $10,000.

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, James Laird (a director) holds the license on behalf of the Company.

Land Status, Topography, Location, and Access

The Malibu Gold Property is located approximately 110 km northwest of Vancouver, BC, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet.

Access is by float plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula. Several campsite locations with good water supplies can be found within a few kilometers of the property. Supplies and services are available in Egmont or Pender Harbor.

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

Mining Claims

The Malibu Gold Property comprises one mineral claim containing 8 cell claim units totaling 165.685 hectares.

BC Tenure #	Work Start Date	Staking Date	Total Area (Ha.)
525215	Jan. 12, 2007	Jan. 12, 2006	165.685

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

There are physical work records of additional work being done on the property during the 1940’s, however  the prospector’s hand-drawn maps attached do not show exactly where the development is in relation to recognizable land features. This work apparently consisted of at least four shafts up to 6 meters deep and a 30 metre long trench.

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

Costs for this phase are estimated to be $25,000 which will be incurred in 2008.

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

Costs for this phase are estimated to be $85,000 if phase 1 has been successful.

Phase 3

• Engage in 1000 meters of diamond drilling and retain qualified geological experts to implement the drilling program.

Costs for this phase are estimated to be $200,000 if phase 2 has been successful.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the state and federal regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct Phases 1 and 2 of our proposed exploration program.

Employees

As of December 31, 2007, we had 12 employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth.

Reports to security holders

We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission. You may read and copy any reports, statement or other information that we file with the Commission at the Commission's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549 Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

In addition our filings can be viewed on the “investor” section of the Company’s Internet site at www.flexfuelsenergy.com.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this Annual Report entitled "Information Regarding Forward Looking Statements."  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL RESULTS

We have incurred losses since our incorporation, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

For our 2007 fiscal year, we incurred a net operating loss of $23,912,000.  We have no revenues to date.  We have plans to increase significantly our expenses associated with exploitation of mineral claims and with the development of our alternative fuels business.  There is no assurance we will be able to derive revenues from the exploitation of our mineral claims or alternative fuels business, to successfully achieve positive cash flow or that our mineral exploitation business or alternative fuels business will be successful.  If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis to generate revenues in the future.

We believe that long-term profitability and growth will depend on our ability to:

•	commercially exploit the mineral deposits or reserves located on the Malibu Gold Property;

•	identify and commercially exploit gold and other mineralized deposits through development, mining, production or sale; and

•	develop and integrate our alternative fuel operations.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

The financial statements for the year ended December 31, 2007 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss to date and has relied on raising funds through private placements. From inception (March 31, 2006) to December 31, 2007 the Company raised $18,978,000 and at December 31, 2007 held $16,156,000 in cash. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,293,000 for the period from March 10, 2006 (inception) to December 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We expect our mineral exploration activities and the planned development of our biofuels business, together with anticipated general, legal, accounting and administrative expenses, including those associated with our filing reports with the Securities and Exchange Commission will require us to spend $23,100,000 to $44,100,000 in 2008.

Therefore, we will require additional financing to fund our planned operations.  We will seek these additional funds via equity financing, private placements of our securities or loans from financial institutions, our directors or our stockholders.  Currently, we do not have definite arrangements for additional funds.    There can be no assurances we will be able to do so on terms acceptable to us. If we do not obtain additional financing, our business will fail.

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our mineral claims and our alternative fuel business.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of our equity securities.  We cannot be certain that additional funding via this means will be available on acceptable terms if at all.  To the extent that we are able to raise additional funds by issuing equity securities, our existing stockholders may experience significant dilution.  Any debt financing that we may secure, if available, may involve restrictive covenants that impact our ability to conduct our business.  If we are unable to raise additional capital, when required, or on acceptable terms, we may have to delay or scale back significantly or discontinue our planned exploration and development projects.  Inability to obtain these or other sources of capital could have a material adverse effect on our business, financial results or operations.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

Our management team consists of four members who are also our sole directors, which poses a significant risk for us from a corporate governance perspective.

We have four executive officers, namely Brian Barrows, our chief executive officer; Paul Gothard, our chief financial officer; Thomas Barr, vice president for our alternative fuels business; and James Laird, our co-founder and vice president of our mineral exploration business.  These individuals also serve as our sole directors.  Messrs Barrows, Gothard and Barr joined us in 2007.  Until their appointments, Mr. Laird served as our sole executive officer.  Mr. Gothard has announced his resignation as our chief financial officer effective June 2, 2008.  Our directors/executive officers are required to make interested decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function.  Our directors/executive officers also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.

We also do not have an audit committee, nor other independent committees, as we presently do not have any independent directors.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

In April 2007 we determined, after consultation with our independent public accounting firm, to restate our financial statements for the year ended December 31, 2006, filed as part of our required disclosure obligations on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 (the "Report").  We filed an amended report on Form 10-KSB/A on May 15, 2007 (the "Amended Report") solely to (i) amend and restate our financial statements filed as part of the Report to correct (a) "Paid in Capital" "Retained earnings (deficit)" and resulting changes in "Total stockholders’ equity" and "Total liabilities and stockholders’ equity" as at December 31, 2006, set forth in the Balance Sheet on page F-3 of the Amended Report, (b) entries for "Deficient Accumulated During Development Stage" and "Total Equity" as at December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of the Amended Report, (c) entries for "Cash Flow from Financing Activities", "Cash at end of period" and "Shares issued in Lieu of Payment for Service" for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows on page F-6 of the Amended Report, and (ii) correctly disclose director compensation paid to a member of our board of directors during the fiscal year ended December 31, 2006, set forth on page 33 of the Amended Report.

On May 29, 2007, we completed the acquisition of Flex Fuels Energy Limited. In connection with and following the completion of that transaction, our management changed and, thereafter, we engaged new independent accountants.  In July 2007, our executive officers concluded that our financial statements covering the fiscal year ended December 31, 2006, and the quarterly period ended March 31, 2007 which had been filed by us with the Securities and Exchange Commission on Form 10-KSB/A and Form 10-QSB on April 26, 2007 and May 15, 2007, respectively, should no longer be relied upon because of errors in such financial statements as further addressed below.  During July 2007, management reviewed our internal controls over financial reporting as of December 31, 2006 and identified the following material weaknesses for the period in question:

●	we did not maintain a proper in-house finance function and relied upon a third party to maintain the finance function and prepare the financial reports;
●
we did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion. With respect to these procedures, management determined that the material weakness arose due to the lack of training, experience or knowledge of persons preparing the financial records. We did not effectively monitor the third-party accounting function and our oversight of financial controls; and

●	our knowledge of US GAAP was limited.

We consequently prepared and filed in September 2007 a further amended Form 10-KSB for the fiscal year ended December 31, 2006 (the "Further Amended Report"), as well as an amended Form 10-QSB for the fiscal quarter ended March 31, 2007, which reports included financial statements audited by our new independent accountants and restated unaudited financial statements that corrected the prior errors contained in such financial statements and filings. Specifically, we filed the Further Amended Report solely to:

(i)	reflect certain unrecorded liabilities incurred in the year ended December 31, 2006 that were not reflected in the Amended Report;
(ii)
to restate certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement that were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006 contained in the Amended Report;

(iii)	to amend the fair value attributed in the Amended Report to the stock issued to Mr. Tom Barr;
(v)	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
(vi)	to correctly disclose related party transactions.

In addition, we filed an amended quarterly report on Form 10-QSB solely to:

(i)	reflect unrecorded liabilities of $42,000 and correct other errors in recording liabilities totaling $10,050 incurred in the quarter ended March 31, 2007;
(ii)	amend the balance sheets to reflect adjustments made in the statements for the period ended December 31, 2006, filed in the Further Amended Report;
(iii)	include the periods missing from the previous filing (inception to March 31, 2006 and from our inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows;
(iv)	consolidate the balance sheet and results of Flex Fuels Energy Limited; and
(v)	correctly disclose related party disclosures.

We will need to increase our size, and may experience difficulties in managing growth.

We are a small company with 12 employees as of December 31, 2007. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our mining and biofuels businesses to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

Our business is headquartered in the United Kingdom and none of our directors are resident in the United States; accordingly, it may be difficult to enforce any liabilities against them.

If an event occurs that gives rise to any liability on the part of our officers and directors who are not resident in the United States, including liabilities arising under the US securities laws, stockholders would likely have difficulty in enforcing such liabilities.  Stockholders may not be able to obtain jurisdiction in the United States over such non-resident officers and directors, and any judgment obtained against such persons in the United States may not be recognized or enforceable in the foreign jurisdiction where such person's assets are located.

Mr. James Laird, the executive in charge of our mining businesses' has other business interests and may not be able or willing to devote a sufficient amount of time to our mining operations.

It is possible that the demands on Mr. James Laird, the executive in charge of our mining business and a member of our board of directors, from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our mining business. In addition, he may not possess sufficient time for our miming business if the demands of managing our business increased substantially beyond current levels.

Mr. Paul Gothard, our chief financial officer, has announced his resignation and we have not yet identified someone to replace him.

Mr. Paul Gothard, our chief financial officer, has announced his resignation and departure effective on June 2, 2008.  We expect to hire a new chief financial officer by that date, but we have not yet done so.  If we are required to outsource our finance function, we risk impairing our financial controls.  Our lack of a finance executive in the past contributed to our inadequate financial controls and the consequent need to amend and restate our financial statements and amend our required disclosure reports to the Securities and Exchange Commission for the year ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007.
.
RISKS RELATING TO OUR MINING BUSINESS

If we do not conduct mineral exploration on our mineral claims and keep the claims in good standing, then our right to the see mineral claims will lapse and we may lose the entire value of our investment.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing.  If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.  Loss of these interests could have a material adverse effect on our business, financial results or operations.

The imprecision of mineral deposit estimates may cause any resource calculations that we make to be unreliable.

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

We are sensitive to fluctuations and volatility in the price of gold and other minerals, which are beyond our control.

The prices for gold and other metals fluctuate and are affected by numerous factors beyond our control. Factors that affect the price of gold and other metals include consumer demand, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs and viability of our projects, which could in turn have a material adverse effect on our business, financial condition or results of operations.

Mineral exploration and prospecting is a highly competitive and speculative business and we may not be successful in seeking or executing on available opportunities.

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

Compliance with environmental considerations and permitting could have a material adverse effect on the viability costs of our projects.  The historical trend towards stricter environmental regulation may continue and, as such, represent an unknown factor in our planning processes.

All mining in Canada is regulated by government agencies at the federal and provincial levels in that country. Compliance with such regulation could have a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property, in order to obtain governmental approval to mine on the properties, is also a part of the overall operating costs of a milling company.

The gold and mineral mining business is subject not only to worker health and safety, and environmental risks associated with all mining businesses, but is also subject to additional risks uniquely associated with gold and other minerals mining. Although we believe that our operations will be in compliance, in all material respects, with all relevant permits, licenses and regulations involving worker health and safety, as well as the environment, the historical trend toward stricter environmental regulation may continue. The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the viability costs of a particular project.

Mining and exploration activities are subject to extensive regulation by federal and provincial governments in Canada.  Future changes in governments, regulations and policies could adversely affect our results of operations for a particular period and our long-term business prospects.

Mining and exploration activities are subject to extensive regulation by federal and provincial governments in Canada. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and our long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside of our control.

RISKS RELATED TO OUR BIODIESEL FUEL BUSINESS

Our biofuels business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management, as well as other personnel.  We have a small management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business.  Our success also depends on the ability of management and employees to interpret market and technical data correctly, as well as respond to economic, market and other conditions.  No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found.  If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our biofuels business.

Our long term business plan focuses on designing, building and operating seed processing facilities and biodiesel refineries for our own account.  Our ability to acquire quality properties is uncertain and we may be required to delay construction of our facilities, which may create unanticipated costs and delays.  In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating seed processing facilities and biodiesel refineries, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected. We currently hold an option over the site we have identified in Cardiff which has received certain planning permissions.

As a start up operation, the company will be dependent on the one proposed plant and any operational disruption could result in a reduction of its sales volumes and could cause it to incur substantial expenditures.

The proposed plant initially will be in one location.  Any disruption to that facility will have an adverse effect on the implementation of its business plan and, later, to its overall operations.  Disruptions may be caused by any number of things.  Initially it may be construction delays due to labor stoppages, inability to obtain materials, permitting requirements and redesign requirements.  After commencement of operations, they may be founded on other issues such as labor disruptions, disruptions in supply, transportation difficulties, unscheduled downtime for repair or modification, or hazards inherent in the industry. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension or termination of operations and the imposition of civil or criminal penalties. As protection against these hazards, the company plans to maintain property, business interruption and casualty insurance, but it cannot provide any assurance that insurance will be adequate to fully cover the potential hazards described above or that the company will be able to obtain or renew insurance on commercially reasonable terms or at all.

The production, sale and distribution of processed seed products and biodiesel is dependent on the existence of sufficient and necessary infrastructure, development of which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial investments required for by relevant entities infrastructure changes and expansion may not be made or may not be made on a timely basis.  Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede delivery of our products, impose additional costs on us or otherwise have a material adverse effect on our business, financial condition or results of operations.

Unanticipated problems or delays in building our seed processing and biodiesel refineries to the proper specifications may negatively affect our operations.

Our current operating cash flow depends on our ability to timely and economically build, complete and operate seed processing facilities and refineries for the production of biodiesel products (and associated power generation facilities if desirable).  If our construction plans are threatened or delayed because we are unable to finance them or for other reasons, our business may experience a substantial setback.  Prolonged problems may threaten the commercial viability of our planned facilities and refineries.  Moreover, the occurrence of significant unforeseen conditions or events in connection with these facilities and refineries may require us to re-examine the thoroughness of our due diligence and planning processes.  Any change to our business model or management's evaluation of the viability of these projects could have a material adverse effect on our business, financial condition or results of operations.

Projected construction and financing costs for seed processing facilities and biodiesel refineries may also increase to a level that would make these facilities and refineries too expensive to build or unprofitable to operate.  Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms.  We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices or raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing operations.  Any of these factors could have a material adverse effect on our business, financial conditions or results of operations.

Our business, financial condition and results of operations and business outlook will be highly dependent on commodity prices which are subject to significant volatility and uncertainty, as well as the availability of supplies, which could cause our results to fluctuate substantially.

Our results will be dependent on many different commodity prices, especially prices for biodiesel, seed processing co-products, petroleum diesel, rape seed and other feedstock and materials used in the construction of our planned seed processing facilities and biodiesel refineries.  As a result of the volatility of the prices for these items, our results if and when we are able to produce biodiesel fuels, may fluctuate substantially and we may experience periods of declining prices for our products and seed processing co-products, and increasing costs for our raw materials, which could result in operating losses.  Declining prices for biodiesel fuel products and increased prices for required raw materials for a protracted period while we develop our business plan may impede our ability to finance our planned seed processing facilities and biodiesel refineries and prevent us from commencing operations.  If we are able to commence operations we may attempt to offset some of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and quantity of which will vary.

Duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

Biodiesel fuel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control.  World prices for biodiesel fuel have fluctuated widely in recent years.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return on our investment in seed processing facilities and biodiesel refineries and on our general financial condition.  Price fluctuations for biodiesel fuel may also affect the investment market, and our ability to raise investor capital.  Future decreases in the prices of biodiesel or petroleum diesel fuel could have a material adverse effect on our business, financial condition or results of operations.

The main product from processing oil-seed rape, other than raw oil, is oil cake, commonly sold as animal feed. This significant co-product is a commodity whose price is determined based on the price of alternative animal feeds, such as wheat, world demand, supply and other factors, all of which are beyond our control.  World prices for oil cake have fluctuated widely in recent years.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return on our investment in seed processing facilities and biodiesel refineries and on our general financial condition.  Price fluctuations for oil cake may also affect the investment market, and our ability to raise investor capital.  Although market prices for biodiesel fuel rose to near record levels during 2007 and have remained near or above those levels since then, there is no assurance that these prices will remain at high levels.  Future fluctuations in the price of oil cake or fluctuations in the price alternate animal feeds could have a material adverse effect on our business, financial condition or results of operations.

The price of feedstock is influenced by market demand, weather conditions, factors affecting crop yields, farmer planting decisions and general economic, market and regulator factors.  These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  The significance and relative effect of these factors on the price of feedstock is difficult to project.  Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potential harm our business. Such a shortage or quality control issues could require us to suspend operations until feedstock of acceptable quality is available at economical terms, which delay could have a material adverse effect on our business, financial condition or results of operations. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower costs feedstocks.

Strategic relationships on which we may rely are subject to change.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and biodiesel customers will depend on developing and maintaining close working relationships with industry participants.  Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

To develop our business, we may form strategic relationships.  These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties.  There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be able to be maintained.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships.  If we do not successfully establish or maintain strategic relationships our business may be negatively affected.

The U.K. biodiesel industry is highly dependent upon extensive legislation, incentivisation and regulation and any changes in this regime could have a material adverse effect on our business, financial condition or results of operations.

The production of biodiesel is made significantly more competitive by various tax and other government incentives such as described below:

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

The UK biodiesel market has been provided significant support with the recent announcement of a Renewable Transport Fuel Obligation which will be introduced in April 2008 resulting in up to 35p per liter support for biodiesel in 2008.

These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel.  The elimination or significant reduction in these incentive programs benefiting biodiesel may have a material adverse effect on our business, financial condition or results of operations.

Adverse public opinion concerning the biodiesel industry could harm our business.

Public acceptance of biodiesel produced by us as a reliable, high-quality alternative to diesel may be limited or slower than anticipated due to several factors, including:

•
possible public perception that the use of blends of biodiesel greater than 5% will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold weather conditions;

•	actual or perceived problems with biodiesel quality or performance; and

•	concern that using biodiesel will void engine warranties.

Quality control issues in biodiesel that is produced by other industry participants could result in a decrease in demand or mandates for biodiesel, with a resulting decrease in our revenue.  Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, and have a material adverse effect on our business, financial condition or results of operations.

Competition in the biofuels industry may impair our success.

We face competition from other producers of biodiesel with respect to the procurement of feedstock, obtaining suitable properties for the construction of seed processing facilities and biodiesel refineries and selling biodiesel and related products. Such competition could be intense, thus driving up the cost of feedstock and driving down the price for our products. Competition will likely increase as prices of energy in the commodities market, including petroleum and biodiesel rise, as they have in recent years.

Additionally, new companies are constantly entering the market, thus increasing competition.
Larger foreign owned and domestic companies who have been engaged in the biofuels business for substantially longer periods of time, such as vertically integrated agricultural and food supply companies, or companies that decide to enter the biofuels business, may have access to greater resources.  These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this could have a material adverse effect on our business, financial condition or results of operation and could also have a negative impact on our ability to obtain additional capital from investors.

Competition due to advances in alternative fuels may lessen the demand for biodiesel and negatively impact our profitability.

Alternative fuels, gasoline oxygenates, ethanol and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digesters and the production of electricity from wind and tidal energy systems, among other potential sources, of renewable energy. If these alternative fuels continue to expand and gain broad acceptance such that the overall demand for diesel is reduced, we may not be able to compete effectively.

Our business is subject to local legal, political and economic factors which are beyond our control.

We believe that the current political environment for construction of seed processing facilities and biodiesel refineries is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, planning permissions, workplace safety, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and could have a material adverse effect on our business, financial condition or results of operations.

Changes in industry specification standards for biodiesel may increase production costs or require additional capital expenditures to upgrade or modernize our biodiesel production facilities. Such upgrades or modifications may entail delays in construction or stoppages of production.

In Europe, the biodiesel standard is EN 14214, which has been modified to a more stringent standard in Germany.  The European standard setting bodies have modified the biodiesel specifications in the past, and are expected to continue to modify the specification in the future as the use of biodiesel expands.  There is no guarantee that our production facilities will be able to produce compliant biodiesel in the event of changes to the specifications.  We may need to invest significant capital resources to upgrade or modify our production facilities, which might cause delays in construction or stoppages of production and the resultant loss of revenue, or which might not be economically feasible at all.  Any modification to our production facilities or to the biodiesel specification with which we attempt to comply may entail increased construction or production costs or reduced production capacity.  These consequences could have a material adverse effect on our business, financial condition or results of operations.

Environmental risks and regulations may adversely affect our biofuels business.

All phases of designing, constructing and operating seed processing facilities and biodiesel refineries present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of national and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach in compliance may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs.

The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge. If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, this could have a material adverse effect on our business, financial condition or results of operations.

Penalties we may incur could impair our biofuels business.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, financial condition or results of operations.

Our biofuels business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations will require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities.  Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits could have a material adverse effect on our business, financial condition or results of operations.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the design, construction and operation of seed processing facilities and biodiesel refineries may result in our becoming subject to liability for pollution, property damage, personal injury, or other hazards. Although we will obtain insurance in accordance with industry standards to address those risks, insurance has limitations on liability that may not be sufficient to cover the full extent of our liabilities. In addition, some risks may not be insurable or, in certain circumstances, we may choose not to obtain insurance to manage specific risks due to the high premiums associated with the insurance, or for other reasons. The payment of uninsured liabilities could reduce the funds available for operations or capital needs. If we suffer a significant event or occurrence that is not fully covered by insurance, or if the insurer of a particular incident is not solvent, this could result in a material adverse effect on our business, financial condition or results of operations.

Increases in our energy costs will affect operating results and financial condition.

Our biodiesel production costs will be dependent on the costs of the energy sources used to run our facilities and refineries. These costs are subject to fluctuations and variations in different locations where we intend to operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this could have a material adverse effect on our business, financial condition or results of operations.

We will rely on technology to conduct our biofuels business and our technology could become ineffective or obsolete.

We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of technical shortcomings could have a material adverse effect on our business, financial condition or results of operations.

Decommissioning costs are unknown and may be substantial.

We may become responsible for costs associated with abandoning facilities that we use for production of biodiesel, which we anticipate will have a useful life of twenty years in the absence of a major overhaul. Abandonment and reclamation of these facilities and the associated costs are often referred to as "decommissioning." We have not yet determined if we will establish a reserve account for these potential costs for any of our biodiesel refineries or if we will be able to pay for the costs of decommissioning from the proceeds of future sales. The use of other funds to pay for decommissioning costs could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATING TO OUR COMMON STOCK

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996.  If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations.  Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We will need additional capital that will dilute the ownership interest of investors.

We require substantial capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our Common Stock, who may experience dilution of their ownership interest of our Common Stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional Common Stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

Our Common Stock is listed on the OTC-Bulletin Board (Ticker: FXFL.OB) and our shares may qualify as penny stock and, as such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

Our Common Stock may be deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section 15(g) of the United States Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

Moreover, Regulation 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Common Stock to resell their shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv)	excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and
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

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: 30 St. Mary Axe, London EC3A 8EP, United Kingdom, and out telephone number is +44 (0) 8445 862 780.   We utilize our principal executive offices without having a formal agreement with the landlord and we do not pay any rent to use these offices.  We do not own any real estate.

FFE Ltd has temporary operational offices located at Regus House, Falcon Drive, Cardiff Bay, Cardiff, CF10 4RU, United Kingdom. The offices at Regus House cover approximately 500 square feet and cost approximately $4,000 per month.

Malibu Gold Property

For a description of Malibu Gold Property and our mineral properties, see “Description of Business.”

ITEM 3. LEGAL PROCEEDINGS

None.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.
.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada on April 26, 2007, effective as of equal date, to amend the Company's Articles of Incorporation in accordance with points one and two above.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

Prior to June 2007, our Common Stock did not quote on any public market. Currently, our Common Stock is quoted on the OTCBB under the symbol of “FXFL.OB”.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

	Fiscal 2007
	High	Low
Second quarter	$2.25	$2.00
Third quarter	$2.55	$1.90
Fourth quarter	$1.90	$0.51

	Fiscal 2008
	High	Low
First quarter – to March 24, 2008	$1.15	$0.70

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

Holders

As of December 31, 2007 there were 192 stockholders of record of our Common Stock.

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

Sales of Unregistered Securities

Information regarding our sales of our unregistered securities for the period from inception (March 10, 2006) to fiscal year ended December 31, 2007, has been previously furnished in our Registration Statement on Form SB-2 and our Current Reports on Form 8-K.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

Apart from the 65,000 shares of Common Stock to be issued to Mr. Paul Gothard in May 2008 on the successful filing of the 1st quarter 2008 Form 10Q, as of December 31, 2007, the Company has not adopted any equity compensation plans pursuant to which we may grant equity awards to eligible persons.

For the information required by Item 201 of Regulation S-B please see Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Flex Fuels Energy, Inc. (“Flex Fuels” "we" ,“us” , "our") (formerly Malibu Minerals, Inc.) has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-KSB (the “Annual Report”) that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to successfully attract and retain management;
2. Our ability to successfully engage in mineral exploration activities;
3. The intensity of competition;
4. Fluctuations in the price of oilseed feedstocks, products thereof (including biodiesel), gold and other minerals;
5. Regulation and changes in regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
7. General economic conditions that affect our industry or the global environment in which we operate.
Overview

We are a development/exploration stage company engaged in the businesses of manufacturing and supplying biodiesel and the exploration and discovery of gold, minerals, mineral deposits and reserves.

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of our business of exploration and discovery of gold, minerals, mineral deposits and reserves, we acquired Flex Fuels Energy Limited as more fully described below.

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

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the notes to those statements included in this Annual Report starting on Page F-1. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report.

Plan of Operations

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the year ended December 31, 2007.

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed

•	developing our business of manufacturing and distributing biodiesel products through our wholly owned subsidiary, FFE Ltd.
•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold operation.

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

We commenced Phase 1 of the exploration program during the second calendar quarter of 2007 which will continue through 2008. Phase 2 and Phase 3 will commence after the successful completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the three phases:

•	$25,000 in connection with the completion of Phase 1 of our recommended geological work program;
•	$85,000 in connection with the completion of Phase 2 of our recommended geological work program;
•	$200,000 in connection with the completion of Phase 3 of our recommended geological work program.

FFE Ltd

FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing biodiesel products (and associated power generation facilities if commercially desirable) and to engage in the business of supplying and distributing biodiesel products. FFE Ltd further plans to specialize in the conversion of oil seed bearing crops to energy. FFE Ltd is comprised of the following core business areas aimed at a vertically integrated strategy to realize maximum value from the energy crop supply chain:

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

FFE Ltd’s goal is to deliver a number of high yielding renewable energy projects that logically fit into a vertically integrated structure. The overarching principal is for FFE Ltd to manage (directly or indirectly) the biofuel supply chain from “farm to fuel”. Currently, FFE Ltd is negotiating United Kingdom (“UK”) oil seed rape supply which is expected to form a reliable contracted base line supply of high quality oil for the refinery business. The seed will form the basis for the crush plant and refinery with offshore swing oils to improve margins. FFE Ltd is also evaluating oil seed production in Eastern Europe and swing oil as current feedstock options. Additionally FFE Ltd has applied for planning permission on a site in the West of England and is concluding the negotiation of a lease on this site. Ultimately, the Company’s management believes that the UK energy market provides significant incentives for renewable sources of energy and this would allow for advantageous off-take contracts to be formed which underpin FFE Ltd’s project economics.

As a result of the Acquisition, our management believes that our goal to diversify our business via (i) the alternative fuel business to be conducted by our wholly owned subsidiary, FFE Ltd, and (ii) the exploration and discovery of minerals and gold business to be conducted by our company, is attractive to capital markets and allows for maximum valuation of our business as a whole.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In order to undertake the construction of our biodiesel facility we will need to obtain additional financing. We may raise the capital necessary to fund our business through a private placement of our common stock, debt financing or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with  stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

RESULTS OF OPERATIONS

The accompanying financial statements show that we have incurred a net loss of $25,293,000 for the period from March 10, 2006 (inception) to December 31, 2007 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Revenue

We did not earn any revenues during the year ended December 31, 2007 or for the period from inception (March 10, 2006) to December 31, 2006. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Mining exploration costs

For the year ended December 31, 2007 the Company incurred expenses of $8,000 in mining exploration costs (December 31, 2006 - $nil) as the Company initiated phase 1 of its exploration program.

Selling, general and administrative charges

For the year ended December 31, 2007 the Company incurred selling, general and administrative charges of $3,213,000 (December 31, 2006 - $68,000).

The main components of the charges consisted of the following: $1,477,000 in directors’ salaries, $224,000 in staff salaries and other costs, $503,000 in professional fees, $270,000 in consulting fees, $148,000 in rent and other property costs and $149,000 in travel and entertaining costs.   The directors salaries include the fair value $308,000 attributed to the compensatory element of the non-retirement of shares held by Tom Barr, the fair value of $124,000 attributed to the 137,244 shares issued to Tom Barr on May 22, 2007 for services rendered , the fair value of $178,000 attributed to the 200,000 shares acquired by Tom Barr from Esther Briner (a stockholder) on May 25, 2007 at below market rate and a charge of $35,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his employment agreement.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Impairment of excess of purchase price over net assets acquired

For the year ended December 31, 2007 the Company incurred an expense of $21,595,000 (December 31, 2006 - $1,303,000) representing the impairment of excess of purchase price over net assets acquired.

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

Impairment of license

For the year ended December 31, 2007 the Company incurred an impairment charge of $nil (December 31, 2006 - $10,000).

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

Net Loss

We incurred a net loss in the amount of $23,912,000 for the year ended December 31, 2007 as opposed to $1,381,000 for the period from inception (March 10, 2006) to December 31, 2006. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, cash was $16,156,000. We had other current assets of $156,000 and current liabilities of $305,000. We attribute our net loss to having no revenues to offset our operating costs. At December 31, 2006 the Company had $1,613,000 in cash and current liabilities of $74,000.

Net cash used in operating activities was $2,169,000 during the year ended December 31, 2007 and $2,000 for the period from inception (March 10, 2006) to December 31, 2006.

During the year to December 31, 2007 the Company used net cash in investing activities of $787,000. The Company used $787,000 in purchasing property and equipment – principally on planning permissions and the EWA with Lurgi. During the period from inception (March 10, 2006) to December 31, 2006 the Company used net cash in investing activities of $30,000 acquiring a mineral license from Jim Laird (director and stockholder) and acquiring the 15% interest in FFE Ltd.

During the year to December 31, 2007 the Company received net cash provided by financing activities of $17,333,000 as a result of the private placements completed on May 29, 2007 and July 31, 2007. During the period from inception (March 10, 2006) to December 31, 2006 the Company received net cash provided by financing activities of $1,645,000 from private placements.

The Company expects to incur costs on the Malibu Gold Property of $100,000 and, additionally, $500,000 on general corporate, investor relations and regulatory costs over the next 12 months to December 31, 2008.

The Company’s wholly owned subsidiary, FFE Ltd, expects to incur continuing operating costs of approximately $2.5m to $3.5m over the next 12 months to December 31, 2008 as it ramps up its operations and increases the total employees from 7 to approximately 15+. Additionally FFE Ltd expects to incur expenditures of between $20m and $40m over the next 12 months to December 31, 2008 on a 200,000 metric tonne capacity biodiesel plant subject to FFE Ltd signing Early Works (signed September 28, 2007 with Lurgi) and Engineering, Procurement and Construction agreements for the proposed Cardiff site which has recently been granted planning permission for the crush and solvent extraction plants.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. At December 31, 2007 we had cash of approximately $16.2m so we may need to obtain additional financing to operate our business for the next twelve months. We aim to raise any further capital necessary to fund our business through either a private placement of our common stock or debt or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48 “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company has adopted FIN 48 and it has not had a material impact on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS No.159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.159 will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal year ended December 31, 2007 been examined to the extent indicated in their report by BDO Stoy Hayward LLP, independent registered public accounting firm, and have been prepared in accordance with GAAP and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 29, 2007, Flex Fuels Energy, Inc. (the "Company") dismissed Moore & Associates, Chartered (“Moore”) as its independent accountants. Effective as of the same date, the Company's Board of Directors approved the decision to change the independent accountants.

Except for a “Going Concern” disclaimer issued by Moore in connection with the audit of our financial statements for the fiscal year ended December 31, 2006, the report of Moore on the financial statements for the last fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

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

During the two most recent fiscal years Moore did not advise the Company with respect to items listed in Regulation S-B Item 304(a)(1)(iv)(B)). We have has requested that Moore furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as exhibit #16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2007.

Subsequent to their dismissal significant errors were discovered leading to the amended December 31, 2006 Annual Report. In light of the discovery of these errors, BDO Stoy Hayward LLP (“BDO”) was engaged by the Company to also re-audit the Company’s financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB/A filed by the Company with the SEC on April 26, 2007.

The Company engaged BDO as its new independent accountants as of June 29, 2007. During the two most recent fiscal years and through the date of this Annual Report, the Company has not consulted with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

ITEM 8A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of December 31, 2007 reflected in this Form 10-KSB, effective to ensure that the information required to be disclosed by us that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Based upon its assessment, our management concluded that, as of December 31, 2007, our internal controls over financial reporting are effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

         In April 2007, the Company determined, after consultation with its independent registered public accounting firm, that a restatement of its financial statements for the year ended December 31, 2006 filed as part of its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007, was necessary due to certain erroneous entries appearing in its financial statements. Specifically, the Company filed an amended Annual Report on Form 10-KSB/A for the year ended December 31, 2006 (“the Amended Report”) that amended and restated the Report solely to:

(i) amend and restate the Company’s financial statements filed as part of the Report to correct:

(a) erroneous “Paid in Capital” entry and “Retained earnings (deficit)” entry and resulting changes in “Total stockholders’ equity” and “Total liabilities and stockholders’ equity” entries as of December 31, 2006, set forth in the Balance Sheet located on page F-2 of the Amended Report,

(b) erroneous “Deficiency Accumulated During Development Stage” entry and “Total Equity” entry as of December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of the Amended Report,

(c) erroneous “Cash Flow from Financing Activities” entry, “Cash at end of period” entry, and “Shares issued in Lieu of Payment for Service” entry for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows located on page F-6 of the Amended Report, and

(ii) correctly disclose director compensation paid to a member of the Company’s board of directors during the fiscal year ended December 31, 2006, set forth on page 28 of the Amended Report.

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

1.	unrecorded liabilities incurred in the year ended December 31, 2006;
2.
certain legal costs associated with the investment in Flex Fuels Energy Limited and the private placement that were expensed incorrectly in the Statement of Operations for the fiscal year ended December 31, 2006;

3.	to amend the fair value attributed to the stock issued to Mr. Tom Barr;
4.	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
5.	to correctly disclose related party transactions.

In addition, the amended Quarterly Report on Form 10-QSB was filed by the Company solely to correct:

1.	unrecorded liabilities of $42,000 and other errors totaling $10,050 incurred in the quarter ended March 31, 2007;
2.	to amend the balance sheets to reflect adjustments made in the Financial Statements for the period ended December 31, 2006 filed in the further amended Form 10-KSB;
3.	to include the periods missing from the previous filing (Inception to March 31, 2006 and Inception to March 31, 2007) in the Statements of Operations and Statements of Cash Flows;
4.	to consolidate the balance sheet and results of Flex Fuels Energy Limited; and
5.	to correctly disclose related party disclosures.

We believe that the issues surrounding the restatements of these reports, mainly the maintenance of a proper in-house finance function, maintenance of internal controls related to the financial closing, review, and analysis process, oversight of financial controls, and the Company’s knowledge of US GAAP have been addressed as of the date of filing the amended Forms 10-KSB/A and 10-QSB/A (September 12, 2007). We further believe that the addition of new management personnel, including new management which resulted from the Company’s acquisition of Flex Fuels Energy Limited with its own finance function and the appointment of Paul Gothard, an experienced qualified accountant, as Chief Financial Officer, has addressed and remedied the material weaknesses described above, strengthened our internal controls and ensure that they will be effective in future periods. On March 3, 2008 Mr. Gothard subsequently resigned from the Company but we are in the process of assessing replacements who we expect to be of a similar caliber and experience. We note that the Company expended the sum of $60,000 in connection with the re-audit of the Company’s historical financial statements by its new independent accountants.

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

(b) Changes in Internal Controls

There were changes in the Company's internal control over financial reporting during the period covered by this Annual Report on Form 10-KSB, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B(T).           OTHER INFORMATION.

None.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding our directors and executive officers as of December 31, 2007:

Name	Age	Position	Director Since

Brian Barrows(1)	63	Chief Executive Officer and Director	October 2007
Paul Gothard (2)	40	Chief Financial Officer and Director	May 2007
James Laird (3)	52	Vice President of Mineral Operations and Director	March 2006
Thomas Barr (4)	48	Vice President of Alternative Fuel Operations and Director	December 2006

(1) Mr. Barrows was appointed as our Chief Executive Officer and a director on October 17, 2007.
(2) Mr. Gothard was appointed as our Chief Financial Officer on June 11, 2007 and director on May 29, 2007, in connection with the Acquisition of FFE Ltd.
(3) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 10, 2006. Subsequently, on June 11, 2007 Mr. Laird resigned as our Chief Executive Officer and our acting Chief Financial Officer, and was appointed as our Vice President of Mineral Exploration Operations.
(4) Mr. Barr was appointed as our director on December 18, 2006, and as our Vice President of Alternative Fuel Operations on April 12, 2007.

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

The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

Brian Barrows, 63. Brian Barrows was appointed Chief Executive Officer and a member of our board of directors effective as of October 17, 2007. Brian is currently the Chief Executive Officer and director of FFE Ltd, the Company’s wholly owned subsidiary. Brian joined FFE Ltd in July 2007. From July 1997 to June 2007 Mr. Barrows served as Head of Energy Operations for the devolved administration in Wales, initially within the Welsh Development Agency and ultimately for the Welsh Assembly Government. This was a strategic role across the entire energy spectrum, including upstream and downstream oil & gas, coal extraction, large scale power generation, renewable energy and both electricity and gas transport infrastructure. In this role Mr. Barrows prepared Ministerial briefs and correspondence, attended Ministerial inter-governmental and industry visits in the UK and overseas.  Mr. Barrows participated in Policy development and had a facilitation role in over $15 billion of energy projects and related strategic supply chains. This included two major LNG terminals and associated gas infrastructure reinforcement, several CCGT and coal fired power plants, both the UK’s first major onshore and offshore wind farms, a 350 MWe CFB biomass generation plant and the incubation of advanced new renewable technologies for marine generation, coal mining and pyrolysis gasification. From 1973 to 1997, Mr. Barrows worked in the international Offshore Oil & Gas industry progressing through junior to senior project management positions in a range of both capital and operational engineering projects including deployment of a variety of high value marine and sub-sea assets on a global basis.

Paul Gothard, 40. Paul Gothard, a chartered accountant, was appointed as a member of our board of directors effective as of May 29, 2007. Paul is currently the Chief Financial Officer of FFE Ltd. Paul joined FFE Ltd in January 2007. Prior to joining FFE Ltd, Paul was the Chief Financial Officer and director of MGT Capital Investments, Inc (formerly Medicsight, Inc), an investment company that focuses on the Healthcare Information Technology sector. Paul joined MGT in July 2001 as Group Financial Controller and was appointed Chief Financial Officer and director to the board in November 2002. Paul left MGT in March 2006 after successfully listing it on the American Stock Exchange. Between April 2006 and December 2006 Paul enjoyed a career break. Paul obtained a BA (Honours) degree in 1989 in Accounting and Finance and subsequently became a member of the Institute of Chartered Accountants in England and Wales in 1993.

James Laird, 52. Jim Laird has been a prospector and mining exploration contractor for more than 30 years. Mr. Laird completed the BC EMPR course “Advanced Mineral Exploration for Prospectors, 1980”. Mr. Laird is familiar with the geology of the project area and has more than 30 years experience consulting in British Columbia, Canada.

Thomas Barr, 48. Thomas Barr was appointed as a member of our board of directors on December 18, 2006. From February 1 of 2006 to date, Mr. Barr has served as a consultant to Index Oil and Gas Inc. providing investor and public relations advice. From January 1 of 2005 to January 31 of 2006, Mr. Barr acted as a consultant to small and medium sized private enterprises regarding prospective funding, investor and public relations strategy, collateral creation and public market quotation. From December of 2001 to December of 2004 Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange Company, at which Mr. Barr’s main duties were to draft and implement corporate statements and was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition. From January 1996 to November 2001 Mr. Barr was private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked for 15 years in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction. Mr. Barr obtained a BSc in Biology from Stirling University, Scotland, in 1981.

Board Committees:

At this time, the board has no committees, including an audit, nominating or compensation committee, but the Company intends to create such committees following the annual meeting and election of directors. Furthermore, our Board of Directors intends to form an Audit Committee based on the following terms.

Members of our audit committee will serve for a term or terms as determined by our Board of Directors. The purpose of the Audit Committee of the Board of Directors of the Company will be to provide assistance to the Board in fulfilling its responsibility relating to oversight of corporate accounting, reporting practices of the Company, the quality and integrity of the financial reports of the Company, the Company's compliance with legal and regulatory requirements, the qualifications and independence of the Company's independent auditors and the performance of the Company's independent auditors and internal audit function. The Committee shall maintain free and open communication between the directors, the independent auditors, the internal auditor and the financial management of the Company.

The Audit Committee shall be composed of at least three directors who are independent of the management of the Company and are free of any relationship that, in the opinion of the Board of Directors, would interfere with their exercise of independent judgment as Committee members. All members of the Audit Committee must have a working familiarity with basic finance and accounting practices and shall meet the independence, experience and expertise requirements of the New York Stock Exchange and other applicable laws and regulations (including SEC Rule 10A-3). At least one member of the Committee must have accounting or related financial management expertise as defined by the Securities and Exchange Commission (the "SEC") and, in the judgment of the Board of Directors, be capable of serving the functions expected of an audit committee financial expert.

Family Relationships

None.

Code of Ethics

As of the date of this Annual Report, we have adopted a Code of Ethics (the “Code of Ethics”) applicable to our principal executive, financial and accounting officer or persons performing similar functions.

Compliance with Section 16 of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2007, apart from the 10% stockholder detailed below, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

Gillian Penton – the holder of 7,865,341 shares of Common Stock.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and other named executive officers and directors of our company whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for the year ended December 31, 2007.

Summary Compensation Table

Name &Principal Position	Year	Salary ($’000)	Bonus ($’000)	Stock Awards ($’000)		Opetion Awards ($’000)	Non -Equity Incentive Plan Compensation ($’000)	Change in Pension Value and Non-Quualified Deferred Compensation Earnings ($’000)	All Other Compensation ($’000)	Total ($’000)

Bria.. Barrows Chief Executive Officer and
Director (2)	2007	75	-	-		-	-	-	-	75

Gordo.. Ewart
Chief Executive Officer and
Director (3)	2007	193	-	-		-	-	-	-	193

Paul Gothard
Chief Financial Officer and
Director (4)	2007	149	-	35	(7)	-	-	-	-	184

Jim Laird
Director (5)	2007	34	-	-		-	-	-	-	34
	2006	4	-	-		-	-	-	-	4
Thomas Barr
Director (6)	2007	101	-	610	(8)	-	-	-	-	711
	2006	-	-	48	(9)	-	-	-	-	48

 (1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, and personal benefits in excess of $10,000.
(2) Mr. Barrows was appointed as our Chief Executive Officer and a director on October 17, 2007.
(3) Mr. Ewart was appointed as our Chief Executive Officer on June 11, 2007 and director on May 29, 2007. Subsequently, on October 17, 2007 Mr. Ewart resigned as our Chief Executive Officer and director.
(4) Mr. Gothard was appointed as our Chief Financial Officer on June 11, 2007 and director on May 29, 2007.
(5) Mr. Laird was appointed as our Chief Executive Officer, acting Chief Financial Officer, President and director from the date of inception of our company, March 10, 2006. Subsequently, on June 11, 2007 Mr. Laird resigned as our Chief Executive Officer and our acting Chief Financial Officer.
(6) Mr. Barr was appointed as our director on December 18, 2006.
(7) Mr. Gothard is due to receive 65,000 shares of our Common Stock on completion of the fourth financial filing (Form 10K or 10Q) following his appointment as Chief Financial Officer. Amount represents stock-based compensation expense for fiscal year 2006 for awards of stock granted in fiscal year ended December 31, 2007, under SFAS 123R.
(8)Mr. Barr’s stock award for fiscal 2007 is comprised of the following:
On May 11, 2007 Mr. Barr was not required to retire shares of Common Stock in line with other shareholders – fair value of this compensatory element was $308,000.
Effective as of May 22, 2007, Mr. Barr received 137,344 shares of our Common Stock in consideration for his services as a member of our board of directors (fair value $124,000).
On May 25, 2007, Mr. Barr acquired 200,000 shares of Common Stock from a shareholder in a private transaction at below market value – fair value of this compensatory element was $178,000.
All amounts represent stock-based compensation expense for fiscal year 2006 for awards of stock granted in fiscal year ended December 31, 2007, under SFAS 123R.

(9) Effective as of December 18, 2006, Mr. Barr received 412,038 shares of our Common Stock in consideration of his appointment as a member of our board of directors on the same date. Amount represents stock-based compensation expense for fiscal year 2006 for awards of stock granted in fiscal year ended December 31, 2006, under SFAS 123R.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect concerning unexercised options; stock that has not vested; and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended December 31, 2007 and grants of options to purchase our Common Stock under our equity compensation plans, if any, to the named executive officers during the fiscal year ended December 31, 2007. As of December 31, 2007, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brian Barrows	---	---	—	---	—	—	—	—	—

Gordon Ewart	---	---	—	---	—	—	—	—	—

Paul Gothard(1)	---	---	—	---	—	—	—	65,000	75,000

(1)
Mr. Gothard is due to receive 65,000 shares of our Common Stock on completion of the fourth financial filing (Form 10K or 10Q) following his appointment as Chief Financial Officer. The common stock is expected to be issued in May 2008. The amount of $35,000 has been accrued as stock-based compensation expense for fiscal year 2007 for awards of stock granted in the year ended December 31, 2007, under SFAS 123R.

Employment Agreements

Brian Barrows

The Company is in the process of finalizing a contract with Mr. Brain Barrows. Currently, Mr. Barrows is currently being paid approximately $12,500 per month for his services.

Paul Gothard

On May 29, 2007, as a result of a successful Acquisition of FFE Ltd by Flex Fuels, and effective as of March 28, 2007, FFE Ltd entered into an Employment Agreement with Mr. Paul Gothard to employ Mr. Gothard as its Chief Financial Officer. In the event Mr. Gothard agrees to serve in any capacity with the Company, he will be compensated solely by FFE Ltd for the provision of such services pursuant to the terms of his employment agreement with FFE Ltd, unless agreed to otherwise. The following are the material terms of Mr. Gothard’s employment agreement:

Mr. Gothard is entitled receive an annual salary of $180,000 (£90,000) per year. Mr. Gothard is also entitled to receive 65,000 shares of Flex Fuels’s Common Stock subject to the approval of the board of directors of FFE Ltd, and shall be further subject to an 18 month lock up provision. Mr. Gothard’s salary shall be subject to a yearly review and shall be also reviewed in the event of a change of control and he shall be further eligible for an annual bonus, each as approved by FFE Ltd’ Board of Directors as more fully set forth in the agreement. Mr. Gothard shall also be entitled to (i) the reimbursement of his expenses incurred in the performance of his duties as an employee of FFE Ltd, and (ii) standard holiday and sickness and pension benefits as more fully set forth in the employment agreement. Mr. Gothard’s employment agreement does not provide for any pension benefits. Additionally, FFE Ltd agreed to provide to Mr. Gothard Directors’ and Officers’ Liability Insurance.

The employment agreement provides for continuous employment without a set date of termination, unless terminated by either party upon 3 months written notice. FFE Ltd may also terminate Mr. Gothard’s employment when Mr. Gothard shall reach such age as FFE Ltd’ Board of Directors determines as the appropriate retirement age for the senior employees of company. FFE Ltd shall also be entitled to terminate Mr. Gothard’s employment (i) in the event he is prevented by reason of ill health or accident from his duties under his employment agreement for a period of or periods aggregating 180 days in the preceding 12 months, (ii) if any of the evens set forth in Section 17.1 of the employment agreement occur, or (iii) at FFE Ltd’ sole and absolute discretion effective immediately on the date of termination if FFE Ltd provides to Mr. Gothard the amount of his base salary that he would be entitled for under the applicable period of notice.

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

The Laird Employment Agreement may be terminated in accordance with the following provisions: (1) by Company with Cause (as provided in the Laird Employment Agreement), (2) by Company without cause upon not less than 60 days advance written notice to Mr. Laird; (3) by Mr. Laird’s death or disability, provided that such disability expected to result in death or to be of a continuous duration of no less than six (6) months, and the Employee is unable to perform his usual and essential duties for the Company; (4) for any reason by Mr. Laird voluntarily terminating the Laird Employment Agreement upon sixty days prior written notice to the Company.

In the event we terminate Mr. Laird’s employment, all payments under the Laird Employment Agreement shall cease, except for the Base Salary to the extent already accrued. In the event of termination by reason of Mr. Laird’s death and/or permanent disability, Mr. Laird or his executors, legal representatives or administrators, as applicable, shall be entitled to an amount equal to Mr. Laird’s Base Salary accrued through the date of termination. Upon termination of employment, if Mr. Laird executes a written release, substantially in the form attached to the Laird Employment Agreement, of any and all claims against us and all related parties with respect to all matters arising out of Mr. Laird’s employment by us, unless the Employment Term expires or termination is for Cause, Mr. Laird shall receive, in full settlement of any claims Mr. Laird may have related to his employment by us, Base Salary for one month from the date of termination, provided Mr. Laird is otherwise in full compliance with the terms of the Laird Employment Agreement.

Thomas Barr

Effective January 1, 2007, we executed an employment agreement with Mr. Thomas Barr (“Barr Employment Agreement”), our Vice President of Alternative Fuel Operations and a member of our board of directors, for the services of Mr. Barr to us in the stated capacities for a three month term ending March 31, 2007 (the “Barr Employment Term”). The Barr Employment Agreement shall be subject to renewal at our sole discretion on a month to month basis if we deliver to Mr. Barr a written notice of our intent to renew the Barr Employment Term by giving notice to Mr. Barr per the terms of the Barr Employment Agreement. The Barr Employment Agreement provides for compensation to Mr. Barr solely in the form of a Base Salary at a monthly rate of $10,000 throughout the Barr Employment Term (the “Base Salary”). Subject to renewal of the Barr Employment Term, we and Mr. Barr shall mutually agree to in writing of the amount of the Base Salary that we shall pay to Mr. Barr. Effective as of April 1, 2007, the Barr Employment Agreement was effectively extended for one more month upon the same terms and conditions.

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

In the event we terminate Mr. Barr’s employment, all payments under the Barr Employment Agreement shall cease, except for the Base Salary to the extent already accrued. In the event of termination by reason of Mr. Barr’s death and/or permanent disability, Mr. Barr or his executors, legal representatives or administrators, as applicable, shall be entitled to an amount equal to Mr. Barr’s Base Salary accrued through the date of termination. Upon termination of employment, if Mr. Barr executes a written release, substantially in the form attached to the Barr Employment Agreement, of any and all claims against us and all related parties with respect to all matters arising out of Mr. Barr’s employment by us, unless the Employment Term expires or termination is for Cause, Mr. Barr shall receive, in full settlement of any claims Mr. Barr may have related to his employment by us, Base Salary for one month from the date of termination, provided Mr. Barr is otherwise in full compliance with the terms of the Barr Employment Agreement.

Director Compensation

See Executive Compensation table above for the total amount of compensation received by members of our board of directors.

Except as set forth above, directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our Common Stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Flex Fuels Energy, Inc., 30 St Mary Axe, London, EC3A 8EP, United Kingdom. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on December 31, 2007, and all shares of our Common Stock issuable to that person in the event of the exercise of any outstanding options and other derivative securities owned by that person which are exercisable within 60 days of December 31, 2007. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them.

Beneficial owner	Position	Number of shares Beneficially Owned	Percentage of Common Stock Owned
Brian Barrows	Chief Executive Officer and Director	--	--
Paul Averill Gothard	Chief Financial Officer and Director	--	--
James Laird	Vice President of Mineral Operations and Director	100,002 (2)	*
Thomas Barr	Vice President of Alternative Fuel Operations and Director	749,382 (2)	1.1%
Iestyn Morgan	--	6,606,887 (2)	9.5%
Gillian Penton	--	7,865,341 (2)	11.3%
JTC Trustees Limited as Trustee of the Logo Investment Trust	--	7,865,341 (2) (3)	11.3%
All Officers and Directors as a Group (4 persons)		849,384	1.2%

* Beneficial ownership set forth above is less than 1%.
(1) Percentage ownership is based upon 69,315,441 shares of Common Stock outstanding as of December 31, 2007 and is calculated separately for each person on the basis of the actual number of outstanding shares beneficially owned as of December 31, 2007.
(2) Beneficial ownership consists entirely of our Common Stock.
(3) Mr. Gordon Ewart’s (the Former Chief Executive Officer) beneficial ownership of the shares of the Company’s Common Stock solely consists of him being a beneficiary of the shares held by JTC Trustees Limited as Trustee of the Logo Investment Trust (“JTC”). Mr. Ewart does not have the disposition or voting power over shares held by JTC. The combined ownership by JTC and Mr. Ewart is 7,865,341 shares. JTC’s address is 9 Castle Street, St Helier, Jersey JE2 3RT.

As of December 31, 2007, we have not adopted any equity compensation plan pursuant to which we may grant equity awards to eligible persons.

The following table summarizes our equity compensation plan information as of December 31, 2007.

Equity Compensation Table

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

EquiEquity Compensation plans approved by stockholders	N/A	N/A	N/A
EquiEquity Compensation plans not approved by stockholders	N/A	N/A	N/A
Total	N/A	N/A	N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE

Transactions with Related Persons, Promoters and Certain Control Persons

On March 27, 2006, the Company acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a director and stockholder, for $10,000.

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, James Laird (a director) initially held the license on behalf of the Company.  In June of 2006 the license was transferred by Mr. Laird to Esther Briner (a stockholder), a licensed Canadian prospecting agent and stockholder,  In July of 2007 Ms. Briner subsequently transferred the license to Coalharbour Consulting, Inc (“Coalharbour”), a licensed Canadian prospecting agent owned and controlled by Esther Briner.  Subsequently in December 2007 the license was transferred back to James Laird who currently holds it on behalf of the Company.

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

Parents

Not applicable

Promoter and Control Persons

Not applicable.

CORPORATE GOVERNANCE

Board Determination of Independence

Our board of directors had previously determined that as of December 31, 2006, Mr. Thomas Barr is “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”); however, on April 12, 2007, we entered into an employment agreement with Mr. Barr, and thus our board of directors no longer believes that Mr. Barr is “independent” as that term is defined by the NASDAQ. Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling stockholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of our company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of our company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

We are looking to begin the process of recruiting suitably experienced individuals to act as independent directors, including a financially experienced person, to the Board during 2008.

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
(1) Incorporated by reference to the Company’s Registration Statement filed with the SEC on Form SB-1 on August 4, 2006.
(2) Incorporated by reference to the Company’s Current Report filed with the SEC on Form 8-K on January 5, 2007.
(3) Incorporated by reference to the Company’s Annual Report filed with the SEC on Form 10-KSB on April 17, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to our Company by BDO Stoy Hayward LLP for professional services rendered in connection with the fiscal years ended December 31, 2007 and 2006.

December 31, 2007

Audit fees	$112,000
Audit related fees	-
Tax fees	-
All other fees	-

Total fees	$112,000

December 31, 2006

Audit fees	$60,000
Audit related fees	-
Tax fees	-
All other fees	-

Total fees	$60,000

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

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2007, were approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Date: March 26, 2008	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

Date: March 26, 2008	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (Acting Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Barrows	Chief Executive Officer and Director	March 26, 2008
Brian Barrows

/s/ Paul Gothard	Chief Financial Officer and Director	March 26, 2008
Paul Gothard

/s/ James Laird	Vice President of Mineral Exploration Operations and Director	March 26, 2008
James Laird

/s/ Thomas Barr	Vice President of Alternative Fuels Division and Director	March 26, 2008
Thomas Barr

FLEX FUELS ENERGY, INC.
(formerly Malibu Minerals, Inc)
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the period from inception (March 10, 2006) to December 31, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flex Fuels Energy, Inc
Las Vegas, Nevada

We have audited the accompanying Consolidated Balance Sheets of Flex Fuels Energy, Inc as of December 31, 2007 and 2006 and the related Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Loss and Cash Flows for the year ended December 31, 2007 and for the period from inception of March 10, 2006 to December 31 2006 and the period of inception of March 10, 2006 to December 31 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flex Fuels Energy, Inc at December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from inception of March 10, 2006 to December 31 2006 and the period of inception of March 10, 2006 to December 31 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, in order for the company to proceed to the construction phase of the business plan as scheduled in management forecasts it will need to raise additional finance within the next 12 months.  However, the Company has no irrevocable commitment to proceed to the construction phase in accordance with the current forecast timetable and, should the construction phase be delayed through lack of finance or for some other reason, there are sufficient funds available to meet current operational cash requirements for at least the next 12 months. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Stoy Hayward LLP
London, England
March 26, 2008

FLEX FUELS ENERGY, INC
(A development/exploration stage company)
Consolidated Balance Sheets
(Stated in $’000’s)
	As of	As of
	December 31	December 31
	2007	2006
Assets

Cash	16,156	1,613
Prepaid expenses	64	-
Sales tax and interest receivable	92	-
Total current assets	16,312	1,613

Property and Equipment, at cost, net of accumulated
depreciation of $13 and $nil respectively	776	2

Security Deposits	8		-

Total Assets	$17,096	$1,615

Current Liabilities
Accounts payable	67	20
Accruals	173	54
Taxation and social security	65	-

Total Liabilities	$305	$74

Minority Interest	-	1,229

Stockholders’ Equity
Common Shares, $0.001 par, 500,000,000 and 100,000,000 shares authorized, respectively 69,315,441 and 74,554,884 shares issued and outstanding, respectively	69	75
Additional Paid-in Capital	41,971	1,618
Accumulated Comprehensive Income	44	-
Deficit accumulated during exploration/development stage	(25,293)	(1,381)

Total stockholders’ equity	16,791	312

Total liabilities and stockholders’ equity	$17,096	$1,615

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(A development/exploration stage company)
Consolidated Statements of Operations
(Stated in $’000’s except per share data)

	For the year	For the period from inception	For the period from inception
	ended	(March 10, 2006)	(March 10, 2006)
	December 31, 2007	to December 31, 2006	to December 31, 2007
Revenue	$-	$-	$-

Expenses
Recognition of an Impairment Loss – mineral claims	-	10	10
Mining exploration charges	8	-	8
Selling, general and administrative charges	3,212	68	3,280
Excess of purchase price over net assets acquired	21,595	1,303	22,898
Total Expenses	$24,815	$1,381	$26,196

Operating Loss	(24,815)	(1,381)	(26,196)

Other Income
Interest and other income and gains	449	-	449

Minority Interest	454	-	454
Net Loss	$(23,912)	$(1,381)	$(25,293)

Basic & Diluted Loss per Share	(0.35)	(0.02)	(0.39)

Weighted Average Number of Shares	68,052,784	60,162,280	64,512,784

Consolidated Statement of Comprehensive Loss
(Stated in $’000’s)

		For the period from inception	For the period from inception
	For the year ended	(March 10, 2006)	(March 10, 2006)
	December 31, 2007	to December 31, 2006	to December 31, 2007

Net Loss	(23,912)	(1,381)	(25,293)
Other Comprehensive Income
Gain on Foreign Exchange Translation	44	-	44

Total Comprehensive Loss	$(23,868)	$(1,381)	$(25,249)

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(A development/exploration stage company)
Consolidated Statement of Stockholders’ Equity
From Inception (March 10, 2006) to December 31, 2007
(Stated in $’000’s except share numbers)

	Shares	Amount	Additional Paid-in Capital	Deficit accumulated during development stage	Accumulated Comprehensive Income	Stockholders’ Equity
March 10, 2006: shares of Common Stock issued to founders	60,000,000	60	(50)	-	-	10

December 18, 2006: fair value of shares of Common Stock issued in payment for services at $0.1167 per share.	412,038	1	47	-	-	48

December 29, 2006: shares of Common Stock issued at $0.1167 per share.	14,142,846	14	1,621	-	-	1,635

Net Loss for period				(1,381)	-	(1,381)
Balance, December 31, 2006	74,554,884	75	1,618	(1,381)	-	312

May 11, 2007: shares of Common Stock retired	(51,685,723)	(52)	52	-	-	-

May 11, 2007: fair value of compensatory element of insider shares not retired.	-	-	308	-	-	308

May 22, 2007: fair value of shares of Common Stock issued in payment for services at $0.90 per share.	137,344	-	124	-	-	124

May 25, 2007: fair value of 200,000 shares of Common Stock acquired at below market value.	-	-	178	-	-	178

May 29, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	16,582,621	16	13,376	-	-	13,392

May 29, 2007: fair value of shares of Common Stock issued on acquisition of Flex Fuels Energy Ltd.	24,854,477	25	22,344	-	-	22,369

July 31, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	4,871,838	5	3,936	-	-	3,941

December 31, 2007: reserve held for shares of Common Stock to be issued for compensation	-	-	35	-	-	35

Comprehensive Income	-	-	-	-	44	44

Net Loss for period	-	-	-	(23,912)	-	(23,912)
Balance, December 31, 2007	69,315,441	69	41,971	(25,293)	44	16,791

The accompanying notes are an integral part of these financial statements

FLEX FUELS ENERGY, INC
(A development/exploration stage company)
Consolidated Statements of Cash Flows
  (Stated in $’000’s)

		For the period	For the period
	For the year	from inception (March 10, 2006)	From inception (March 10, 2006)
	ended December 31, 2007	to December 31, 2006	to December 31, 2007

Cash Flow From Operating Activities
Net loss	$(23,912)	$(1,381)	$(25,293)

Recognition of an Impairment Loss – mineral claims	-	10	10
Shares of Common Stock issued or acquired in Lieu of Payment for Service	645	48	693
Excess of Purchase Price Over Net Assets Acquired	21,595	1,303	22,898
Foreign exchange gain on inter-company balance	(131)	-	(131)
Depreciation	13	-	13
Minority interest	(454)	-	(454)
(Increase) in current assets
Prepaid expenses	(64)	-	(64)
Sales tax and interest receivable	(92)	-	(92)
Increase in current liabilities
Accounts payable	47	14	61
Accruals	119	4	123
Taxation and social security	65	-	65

Net cash used in operating activities	(2,169)	(2)	(2,171)

Cash Flow From Investing Activities
Purchase of property and equipment	(787)	-	(787)
Costs of investment in FFE Ltd	-	(20)	(20)
Purchase of mineral claim	-	(10)	(10)

Net cash used in investing activities	(787)	(30)	(817)

Cash Flow from Financing Activities

Sale of shares of Common Stock in private placements	17,333	1,645	18,978
Net cash provided by financing activities	17,333	1,645	18,978

Effects of exchange rates on cash	166	-	166

Net change in cash	14,543	1,613	16,156
Cash at beginning of period	1,613	-	-
Cash at end of period	$16,156	$1,613	$16,156

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-Cash Activities ($’000s)

Shares issued in Lieu of Payment for Service	124	48	172
Excess of Purchase Price over Net Assets Acquired expensed in the period	21,595	1,303	22,898
Acquisition of minority interest	774	-	774

The accompanying notes are an integral part of these financial statements.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
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

Flex Fuels was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America. The Company has diversified its business by acquiring Flex Fuels Energy Limited (“FFE Ltd”), a development stage company incorporated under the laws of England and Wales. Flex Fuels plans to construct, own and manage seed processing facilities, refineries producing biodiesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling supplying and distributing biodiesel products.

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

The Company has elected a December 31 year-end.

NOTE 2 –        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

NOTE 2 –        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.     Income Taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of December 31, 2007, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the year ended December 31, 2007. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

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

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

NOTE 2 –        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.     Foreign Exchange

The Company’s functional and reporting currency is US Dollars. The accounts of the Company’s foreign investment, FFE Ltd are maintained using the local currency (Great British Pound – GBP) as the functional currency. FFE Ltd’s assets and liabilities are translated into U.S. dollars at year-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

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

The license was originally acquired for $10,000 cash and initially held on behalf of the Company by Jim Laird – see Note 4 - Related Party Transactions.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

NOTE 2 –        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.     Minority Interest

The Minority Interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity. It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses.

At December 31, 2007 the Minority Interest was as follows:
$
Balance at December 31, 2006	1,229,000
Share of losses	(454,000)
Share of comprehensive income	(1,000)
Acquired by the Company – May 29, 2007	(774,000)
Balance at December 31, 2007	$-

j.   Basic Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		From inception (March 10, 2006) to
	Year to December 31, 2007 $’000	December 31, 2006 $’000
Net Loss	$(23,912)	$(1,381)

Basic & Diluted Loss per Share	(0.35)	(0.02)

Weighted Average Number of Shares	68,052,784	60,162,280

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

k.   Share Capital

a) Authorized:

500,000,000 shares of Common Stock with par value of $0.001

10,000,000 shares of Preferred Stock with a par value of $0.001

b) Issued:

As of December 31, 2007, there are 69,315,441 shares of Common Stock issued and outstanding at par value of $0.001 per share

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48 “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company has adopted FIN 48 and it has not had a material impact on its financial position, operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its financial position and results of operations.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS No.159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact the adoption of SFAS No.159 will have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 3 -	GOING CONCERN

We expect our mineral exploration activities and the planned development of our biofuels business, together with anticipated general, legal, accounting and administrative expenses, including those associated with our filing reports with the Securities and Exchange Commission will require us to spend $23,100,000 to $44,100,000 in 2008.  Our cash on hand as at December 31, 2007 was $16,156,000.  We do not expect to generate revenue that is sufficient to cover our expenses during the build phase envisaged by our operating plan for at least the next twelve months.  However, in order to undertake the construction of our biodiesel facility we will need to obtain additional financing within the next twelve months, although the construction phase cannot and will not commence without this necessary additional finance being put in place.  No commitment currently exists to proceed with the construction phase without the necessary resources being available first.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

We may raise the capital necessary to fund our business through a private placement of our common stock, debt financing or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with  stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Should we be unable to raise additional capital then the company has sufficient funds currently to meet existing operational needs over the next twelve months. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

NOTE 4 -	RELATED PARTY TRANSACTIONS

On March 27, 2006, the Company acquired the mineral license from Mr. Jim Laird, a director and stockholder, for $10,000.

As a non-Canadian individual or company cannot directly hold a mineral license in British Columbia therefore it was initially held on behalf of the Company by Jim Laird (a director). It was subsequently transferred to Esther Briner (a licensed prospecting agent and stockholder) in June 2006 who then transferred it to Coalharbour Consulting, Inc (“Coalharbour”), a licensed prospecting agent owned and controlled by Esther Briner (a stockholder) in July 2007. In December 2007 the license was transferred back to Jim Laird who holds the license on behalf of the Company.

During 2007 the Company incurred costs of $8,000 with Laird Exploration Ltd (“Laird”) for phase 1 of its mining operations. Jim Laird is the President and a director of Laird.

NOTE 5 –         INCOME TAXES

The income tax provision is summarized as follows for the years ended December 31:

	2007	2006
	($’s)	($’s)
Current
Federal	0	0
State and local	0	0
Foreign	0	0
Deferred	0	0

Total income tax provision (benefit)	0	0

 FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

Significant components of deferred tax assets were as follows as of December 31:

2007
($’s)
Tax loss carry-forward	1,016,000
Capital loss carry forward	456,000
Property and plant depreciation methods	0
Total	1,472,000
Valuation Allowance	(1,472,000)
Net deferred tax asset	-

2006
($’s)
Tax loss carry-forward	27,000
Capital loss carry forward	456,000
Property and plant depreciation methods	0
Total	483,000
Valuation Allowance	(483,000)
Net deferred tax asset	-

The Company has net operating loss carry-forwards for United States tax purpose to offset future taxable income of $1,175,000 expiring in years 2008 through 2020. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets. The utilization of net operating loss carry forwards may be significantly limited under the Internal Revenue Code as a result of ownership changes due to the Company’s stock and other equity offerings.

Under United Kingdom taxation, FFE Ltd has $1,729,000 of net operating loss carry-forwards to offset future taxable income expiring in 2014. As it is not more likely than not that the resulting deferred tax benefits will be realized, a full valuation allowance has been recognized for such deferred tax assets.

 The Company has net capital losses to be carried forward in the U.S. of $1,303,000 from the impairment of its 15% investment in FFE Ltd to in Fiscal 2006 offset against future capital gains expiring in years 2008 through 2010.

The impairment of the excess of purchase price over net assets acquired of $21,595,000 from its acquisition of the remaining 85% of FFE Ltd in May 2007 is not deductible for tax purposes and therefore is a permanent timing difference in calculating deferred tax and is not included in the figures above.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows for the year ended December 31:

	2007	2006

Income taxes at the federal statutory rates	(35%)	(35%)
Change in valuation allowance	35	35
Foreign operations	-	-
Effective rate of income tax	0%	0%

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
$22,369,000

Previously, on December 29, 2006 we acquired 15 % of FFE Ltd. In consideration for the shares of FFE Ltd’s common stock acquired we paid $1,500,000.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

As the Company had determined that FFE Ltd was a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities” the balance sheet and results of FFE Ltd were consolidated with the Company’s balance sheet and results. The determination was based on the basis that although the Company acquired a 15% holding in FFE Ltd the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights. The investment of 15% of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition.

    FFE Ltd Purchase Price Allocation on Acquisition of 15% holding:

$
Minority Interest acquired	217,000
Excess of Purchase Price over Net Assets Acquired	1,303,000
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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $21,595,000 and was expensed in Fiscal 2007 and $1,303,000 was expensed in Fiscal 2006.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

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

On March 10, 2006 the Company issued 60,000,000 shares of Common Stock to the founders for $10,000.

On December 18, 2006 the Company issued 412,038 shares of Common Stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $48,000 under SFAS 123(R) based upon a fair value of $0.1167 per share of Common Stock – the price of shares issued in the subsequent private placement on December 29, 2006.

On December 19, 2006 the Company completed a private placement of 14,142,846 shares of Common Stock at $0.1167 per share to independent third parties. The Company received $1,635,000 net of legal costs of $20,000.

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

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

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

At December 31, 2007 the Company had set aside $35,000 in recognition of the fair value of 65,000 shares of Common Stock to be issued to Mr. Paul Gothard upon the completion of four financial filings as per his employment agreements. The estimate of fair value is based on a value of $0.90 per share (the market value of a share at the date of grant) and is being spread over the 12 months to May 2008. These shares have not been included in the Earnings per Share calculations.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2007 is as follows:

Year ended December 31, 2007	Malibu Gold	BioFuels	Corporate	Total
	$ ’000	$ ’000	$ ’000	$ ’000

Net revenue to external customers	-	-	-	-
Operating loss	(43)	(23,518)	(351)	(23,912)

Assets	73	16,968	55	17,096
Including long lived assets	-	748	-	748

Stock-based compensation	-	645	-	645
Expenditure on property and equipment	-	787	-	787

Segmental information for 2006 is as follows:

	Malibu Gold $’000	BioFuels $’000	Total $’000
Net revenue to external customers	-	-	-
Operating loss	(30)	(1,351)	(1,381)

Assets	113	1,502	1,615

Stock-based compensation	-	48	48
Expenditure on property and equipment	-	-	-

The Company’s Malibu Gold operations are based in Canada and the BioFuels operations are based in the United Kingdom.

FLEX FUELS ENERGY, INC
(A Development/exploration Stage Company)
Notes to the Consolidated Financial Statements
For the year to December 31, 2007
 (Stated in US Dollars)

NOTE 9 – CONTINGENT LIABILITIES

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