Form 10-Q
period 2008-03-31
Flex Fuels Energy, Inc.
filed 2008-05-02
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2008

[     ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

Commission File Number: 333-136349

FLEX FUELS ENERGY, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	20-5242826
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

30 St Mary Axe London, United Kingdom (Address of principal executive offices)	EC3A 8EP (Zip Code)

+44 (0) 8445 862 780
Issuer's telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [      ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [      ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of April 30, 2008, the issuer had 69,315,441 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the quarters ended March 31, 2008 and March 31, 2007 and the period from inception (March 10, 2006) to March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2008 and March 31, 2007and the period from inception (March 10, 2006) to March 31, 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity for the period from inception (March 10, 2006) to March 31, 2008	6

	Notes to unaudited Condensed Consolidated Financial Statements	7-13

ITEM 2	Management’s Discussion and Plan of Operation	14

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4	Controls and Procedures	30

ITEM 4(T)	Controls and Procedures	30

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	31

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3.	Defaults Upon Senior Securities	31

ITEM 4.	Submission of Matters to a Vote of Security Holders.	31

ITEM 5.	Other Information	32

ITEM 6	Exhibits	32

	Signatures	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Balance Sheets
(Stated in $’000’s)

	As of	As of
	March 31	December 31
	2008	2007
Assets

Cash	15,576	16,156
Prepaid expenses	30	64
Sales tax and interest receivable	93	92
Total current assets	15,699	16,312

Property and equipment, at cost, net of accumulated
depreciation of $19 and $13 respectively and impairment of $254 and $nil respectively	559	776

Security deposits	9	8

Total assets	$16,267	$17,096

Current liabilities
Accounts payable	159	67
Accruals	39	173
Taxation and social security	139	65

Total liabilities	$337	$305

Stockholders’ equity
Common shares, $0.001 par, 500,000,000 shares authorized 69,315,441 and 69,315,441 shares issued and outstanding, respectively	69	69
Additional paid-in capital	41,986	41,971
Accumulated comprehensive income	40	44
Deficit accumulated during exploration/development stage	(26,165)	(25,293)

Total stockholders’ equity	15,930	16,791

Total liabilities and stockholders’ equity	$16,267	$17,096

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Operations
(Stated in $’000’s except per share data)

			For the period from inception
	For the quarter	For the quarter	(March 10, 2006)
	ended March 31, 2008	ended March 31, 2007	to March 31, 2008

Revenue	$-	$-	$-

Expenses

Impairment of long-lived assets	254	-	264
Recognition of an impairment loss – mineral claims	-	-	10
Mining exploration charges	-	-	8
Selling, general and administrative charges	794	356	4,074
Excess of purchase price over net assets acquired	-	-	22,898
Total expenses	1,048	356	27,244

Operating loss	(1,048)	(356)	(27,244)

Other income
Interest and other income and gains	176	13	625

Minority interest	-	229	454
Net loss	$(872)	$(114)	$(26,165)

Basic & diluted loss per share	(0.01)	(0.00)	(0.40)

Weighted average number of shares	69,315,441	74,554,884	65,093,185

Consolidated Statement of Comprehensive Loss
(Stated in $’000’s)

			For the period from inception
	For the quarter ended	For the quarter ended	(March 10, 2006)to
	March 31, 2008	March 31, 2007	March 31, 2008

Net loss	(872)	(114)	(26,165)
Other comprehensive income
Gain/(loss) on foreign exchange translation	(4)	-	40

Total Comprehensive loss	(876)	(114)	(26,125)

The accompanying notes are an integral
part of these financial statements.

  FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statements of Cash Flows
  (Stated in $’000’s)

			For the period
	For the quarter ended	For the quarter ended	From inception (March 10, 2006)
	March 31, 2008	March 31, 2007	to March 31, 2008

Cash flow from operating activities
Net loss	$(872)	$(114)	$(26,165)

Impairment of long-lived assets	254	-	264

Recognition of an impairment loss – mineral claims	-	-	10
Shares of Common Stock issued or acquired in lieu of payment for service	15	-	708
Excess of purchase price over net assets acquired	-	-	22,898
Foreign exchange gain on inter-company balance	(3)	-	(134)
Depreciation	6	1	19
Minority interest	-	(229)	(454)
(Increase)/decrease in current assets
Prepaid expenses	34	(26)	(30)
Sales tax and interest receivable	(1)	-	(93)
Increase/(decrease) in current liabilities
Accounts payable	92	32	102
Accruals	(134)	38	39
Taxation and social security	73	-	139

Net cash used in operating activities	(536)	(298)	(2,707)

Cash flow from investing activities
Purchase of property and equipment	(43)	(65)	(830)
Costs of investment in FFE Ltd	-	-	(20)
Purchase of mineral claim	-	-	(10)

Net cash used in investing activities	$(43)	$(65)	$(860)

Cash flow from financing activities
Legal costs incurred with private placement	-	(10)	-
Sale of shares of Common Stock in private placements	-	-	18,978
Net cash provided by/(used in) financing activities	$-	$(10)	$18,978

Effects of exchange rates on cash	(1)	10	165

Net change in cash	$(580)	$(363)	15,576
Cash at beginning of period	16,156	1,613	-
Cash at end of period	$15,576	$1,250	$15,576

Cash paid for:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-cash activities ($’000s)
Shares issued in lieu of payment for service	15	-	708
Excess of purchase price over net assets acquired expensed in the period	-	-	22,898
Acquisition of minority interest	-	-	774

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
From Inception (March 10, 2006) to March 31, 2008
  (Stated in $’000’s except share numbers)

	Shares	Amount	Additional Paid-in Capital	Deficit accumulated during development stage	Accumulated Comprehensive Income	Stockholders’ Equity
March 10, 2006: shares of Common Stock issued to founders at $0.001 per share	60,000,000	60	(50)	-	-	10

December 18, 2006: fair value of shares of Common Stock issued in payment for services at $0.70 per share.	412,038	1	47	-	-	48

December 29, 2006: shares of Common Stock issued at $0.70 per share.	14,142,846	14	1,621	-	-	1,635

Net loss for period				(1,381)	-	(1,381)
Balance, December 31, 2006	74,554,884	75	1,618	(1,381)	-	312

May 11, 2007: shares of Common Stock retired	(51,685,723)	(52)	52	-	-	-

May 11, 2007: fair value of compensatory element of insider shares not retired.	-	-	308	-	-	308

May 22, 2007: fair value of shares of Common Stock issued in payment for services at $0.90 per share.	137,344	-	124	-	-	124

May 25, 2007: fair value of 200,000 shares of Common Stock acquired at below market value.	-	-	178	-	-	178

May 29, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	16,582,621	16	13,376	-	-	13,392

May 29, 2007: fair value of shares of Common Stock issued on acquisition of Flex Fuels Energy Ltd.	24,854,477	25	22,344	-	-	22,369

July 31, 2007: shares of Common Stock issued at $0.90 per share in a private placement.	4,871,838	5	3,936	-	-	3,941

December 31, 2007: reserve held for shares of Common Stock to be issued	-	-	35	-	-	35

Accumulated comprehensive income	-	-	-	-	44	43

Net loss for period	-	-	-	(23,912)	-	(23,912)
Balance, December 31, 2007	69,315,441	69	41,971	(25,293)	44	16,791
March 31, 2008: reserve held for shares of Common Stock to be issued	-	-	15	-	-	15

Accumulated comprehensive income	-	-	-	-	(4)	(4)

Net loss for period	-	-	-	(872)	-	(872)
Balance, March 31, 2008	69,315,441	69	41,986	(26,165)	40	15,930

The accompanying notes are an integral
part of these financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008

NOTE 1 -   BASIS OF PRESENTATION

Flex Fuels Energy, Inc (“Flex Fuels” or the “Company”) (formerly Malibu Minerals, Inc) has prepared the condensed consolidated financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X (17 CFR Part 210) and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, for a fair statement have been included.

Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Flex Fuels was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America. Our sole development, known as the Malibu Gold Property is comprised of one mineral claim totaling 165.685 hectares.

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

On May 29, 2007 the Company diversified its business by acquiring Flex Fuels Energy Limited (“FFE Ltd”), a development stage company formed under the laws of England and Wales. FFE Ltd plans to build, own and manage seed processing facilities, refineries producing bio diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling, supplying and distributing bio diesel products.

The Company operates on a December 31 fiscal year-end.

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

c.     Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008

d.    Income Taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of March 31, 2008, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the quarter ended March 31, 2008. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

e.    Fixed Assets

Fixed assets are stated at cost, net of depreciation once the asset has come into use. Computer and office equipment are depreciated on a straight-line basis over two years.

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

g.    Foreign Exchange

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd are maintained using the local currency (Great British Pound) as the functional currency. FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average monthly exchange rates. Net gains and losses from inter-company balances are recognized in the operating results.  Other gains and losses from foreign currency translation are excluded from operating results and are accumulated as a separate component of stockholders’ equity.

h.    Impairment of Long-Lived Assets

The Company has determined that costs of $254,000 incurred under the Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”) should be impaired in full as the Company has discontinued with the EWA and has moved to an open tender process that may result in the use of a different technology for the Cardiff biodiesel plant.

The Company has determined that its Malibu Gold property is to be impaired in full, as per SFAS 144. Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008

In accordance with FASB 144, “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as “income from operations” is presented, it shall include the amount of that loss. The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

The license was originally acquired for $10,000 cash and is held on behalf of the Company by Mr. Jim Laird (a director).

i.     Minority Interest

The minority interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity. It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses. In the quarter ended March 31, 2007 the Company owned 15% of FFE Ltd, a variable interest entity, and thus recognized the minority interest in 85% of FFE Ltd. The Company acquired the remaining 85% of FFE Ltd in May 2007 so eliminating any minority interest hence for the quarter ended March 31, 2008 there was no minority interest.

j.     Fair Value of Financial Instruments

The Company’s financial instruments consist of cash. The Company invests cash in short-term money market accounts which earn interest with a maturity of 3 months or less and approximates to their fair value as they are short-term in nature.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008

k.    Basic Loss Per Share

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

	For the quarter ended	For the quarter ended
	March 31, 2008	March 31, 2007
Net loss ($’000s)	$(872)	$(114)

Basic & diluted loss per share	(0.01)	(0.00)

Weighted average number of shares	69,315,441	74,554,884

Mr. Gothard is due to receive 65,000 shares of our Common Stock on completion of the fourth financial filing following his appointment as Chief Financial Officer. The common stock is expected to be issued in May 2008.

 l.   Share Capital

a) Authorized:

500,000,000 shares of Common Stock with a par value of $0.001

10,000,000 shares of Preferred Stock with a par value of $0.001

b) Issued:

As of March 31, 2008, the Company had issued 69,315,441 shares of Common Stock.

The Company expects to issue Mr. Gothard, the Company’s Chief Financial Officer, with 65,000 shares of its Common Stock during May 2008.

The Company has not issued any shares of Preferred Stock.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008
NOTE 3 – GOING CONCERN

The Company expects its mineral exploration activities and the planned development of its biofuels business, together with anticipated general, legal, accounting and administrative expenses, including those associated with our filing reports with the Securities and Exchange Commission will require it to spend between approximately $23m to $44m in the 12 months to March 31, 2009.  Cash on hand as at March 31, 2008 was $15,576,000.  The Company does not expect to generate revenue that is sufficient to cover its expenses during the build phase envisaged by its operating plan for at least the next twelve months.  However, in order to undertake the construction of our biodiesel facility the Company will need to obtain additional financing within the next twelve months, although the construction phase cannot and will not commence without this necessary additional finance being put in place.  No commitment currently exists to proceed with the construction phase without the necessary resources being available first.

The Company may raise the capital necessary to fund our business through a private placement of its common stock, debt financing or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with  stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Should the Company be unable to raise additional capital then the Company has sufficient funds currently to meet existing operational needs over the next twelve months. The Company’s ability to maintain sufficient liquidity is dependent on its ability to raise additional capital. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of the common stock. Debt incurred by the Company would be senior to equity in the ability of debt holders to make claims on the Company’s assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, its operations and liquidity could be materially adversely affected and the Company could be forced to cease operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended March 31, 2008.

NOTE 5 – STOCKHOLDERS’ EQUITY

On April 26, 2007, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) that was effective as of the same date. The Amendment was filed to increase the authorized Common Stock of the Company from 100,000,000 shares to 500,000,000 shares and to create 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

On May 21, 2007, the board of directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of its common stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

At March 31, 2008 the Company had set aside $50,000 in recognition of the fair value of 65,000 shares of common stock to be issued to Mr. Paul Gothard upon the completion of four financial filings as per his employment agreement. The estimate of fair value is based on a value of $0.90 per share (the market value of a share at the date of grant) and is being spread over the 12 months to May 2008.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008

NOTE 6 – SEGMENTAL REPORTING

Under SFAS no. 131, “Disclosures about segments of an Enterprise and Related Information”, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company’s reportable operating segments are Malibu Gold and BioFuels.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2008 and 2007 is as follows:

Quarter ended March 31, 2008	Malibu Gold	BioFuels	Corporate	Total
	$’000	$’000	$’000	$’000

Net revenue to external customers	-	-	-	-
Operating loss	-	(744)	(128)	(872)

Assets	73	16,178	16	16,267

Stock-based compensation	-	15	-	15
Expenditure on property and equipment	-	43	-	43

Quarter ended March 31, 2007	Malibu Gold	BioFuels	Corporate	Total
	$’000	$’000	$’000	$’000

Net revenue to external customers	-	-	-	-
Operating loss	(12)	(102)	-	(114)

Assets	82	1,367	-	1,449

Stock-based compensation	-	-	-	-
Expenditure on property and equipment	-	65	-	65

The Company’s Malibu Gold operations are based in Canada and the Biofuels and corporate operations are based in the United Kingdom.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Quarter Ended March 31, 2008

NOTE 7 – CONTINGENT LIABILITIES

In connection with the discontinued EWA with Lurgi the Company has subsequently been invoiced approximately $280,000 (EUR180,000) for the balance of the contract. After taking steps during the period to discontinue the EWA with Lurgi following performance issues, the Company believes that there is only a remote possibility of the liability being enforced and therefore will not have a material impact on the Company’s financial position, results of operations or cash flows.

In connection with the May and July 2007 Offerings, the Company agreed to file a registration statement to effect the registration of the common stock issued in the May 2007 and July 2007 Offerings. Further, the Company agreed to use its reasonable best efforts to cause the registration statement to be filed with the SEC as soon as possible but no later than August 27, 2007. The Company further agreed to clear any comments issued with respect to the registration statement in order for the SEC to declare the registration statement effective no later than 120 days after the required filing date. If the Company fails to file the registration statement with the SEC or have the registration statement be declared effective on or before the time frame described, the purchasers shall be entitled to liquidated damages from the Company in an amount of approximately $64,000 for each month that the Company is delinquent in filing or effectiveness of the registration statement, subject to an overall limit of up to 15 months of partial liquidated damages. The Company duly filed the registration statement and it was declared effective by the SEC on March 3, 2008.

The Company has determined that because it is remote that any purchaser will make such a claim the contingent liability will not have a material impact on the Company’s financial position, results of operations or cash flows.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2007. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RISK FACTORS

Please see the risk factors applicable to the Company and our businesses set forth in our Annual Report filed on Form 10-KSB with the SEC on March 26, 2008 which are hereby incorporated by reference.

INTRODUCTION

DESCRIPTION OF FLEX FUELS’ BUSINESS

Organizational History

Flex Fuels was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked one mineral claim containing eight cell claim units totaling 165.685 hectares. Throughout this Quarterly Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, British Columbia. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into an agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the Stockholders of FFE Ltd (the “Agreement”) as more fully described below.

 Flex Fuels is currently engaged in two industry sectors:

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

In November of 2006, Flex Fuels filed a Form 211 application with the NASD in order to obtain its approval for the listing and quotation of Flex Fuels common stock on the Over-The-Counter Bulletin Board (the “OTCBB”). In May of 2007, the NASD declared that it had no further comments on the Application and assigned a symbol of “MLBU.OB” to Flex Fuels (formerly named Malibu Minerals, Inc) common stock. Following the renaming of the Company as Flex Fuels Energy, Inc. which the NASD declared effective on July 16, 2007, our shares are now quoted on the OTCBB under the symbol “FXFL.OB”.

Our fiscal year end is December 31.

Acquisition of FFE Ltd

On May 29, 2007 (the “Closing Date”) Flex Fuels, pursuant to the terms of the Agreement, and as amended via the terms of the addendum to the Agreement dated May 29, 2007 (the “Addendum”), entered into by us and FFE Ltd, a development stage company formed under the laws of England and Wales, the stockholders of FFE Ltd  and the individuals signatories thereto, as previously reported by the Company in its Current Report on Form 8-K filed with the SEC, for the purpose of diversifying the Company’s business, the Company acquired the remaining 85% of the entire authorized share capital (the “Shares”) of FFE Ltd (the “Acquisition”). As consideration for the acquisition of the Shares, we issued an aggregate of 24,854,477 shares (the “Consideration Shares”) of our Common Stock, $0.001 par value to the stockholders of FFE Ltd (the “Stockholders”). Furthermore, as part of the acquisition, the Company completed a financing and provided funds in the amount of $11,800,000 to FFE Ltd out of the proceeds obtained from the financing. As a result of the acquisition, there were 64,443,603 shares of the Company’s Common Stock issued and outstanding post acquisition and FFE Ltd became a wholly-owned subsidiary of the Company.

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

Previously, on December 29, 2006 Flex Fuels acquired 15% of FFE Ltd. In consideration for the shares of FFE Ltd’s common stock acquired we paid $1,500,000.

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

Under US GAAP where the acquired company is a “development stage” enterprise then any Excess of Purchase Price over Net Assets Acquired is expensed at the time of acquisition.

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired of $21,595,000 has been expensed in Fiscal 2007 and $1,303,000 was expensed in Fiscal 2006.

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

FFE Ltd has incurred operating losses since inception and has generated no revenues from continuing operations. As a result, FFE Ltd has generated negative cash flows from operations and has an accumulated deficit at March 31, 2008. Flex Fuels, and FFE Ltd as its wholly owned subsidiary, are currently seeking additional funding. While Flex Fuels and FFE Ltd are optimistic and believe appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products of Flex Fuels and/or FFE Ltd develop and markets will be accepted by consumers.

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

UK Potential Market Growth

The UK biodiesel market will be provided with significant support by the Renewable Transport Fuel Obligation (“RTFO”) which was introduced in April 2008 resulting in up to 35p per liter support for biodiesel from 2008.

To fulfill the UK RTFO target of 5% in 2010/11 biodiesel demand is implied to climb from 2007 production and demand levels by two to three times, to 1 million to 1.1 million tonnes per annum. To satisfy this demand indigenously the UK would likely require a growth in capacity of over 550,000 million tonnes per annum by 2010.

UK Competition

The following table shows the biodiesel refineries operating or under construction in the United Kingdom:

COMPANY	LOCATION	CAPACITY (t/a)	Notes
Argent Energy	Motherwell (Scot)	45,000
Biofuels Corp plc	Teesside	250,000
Greenergy	Immingham	200,000	(1)
D1 Oils	Middlesborough	42,000	(2)
D1 Oils	Bromborough	50,000	(2)

The following table shows the operating rapeseed oil extraction facilities operating in the United Kingdom:

COMPANY	LOCATION	CAPACITY (t/a)
Cargill	Liverpool	600,000
Cargill	Hull	150,000
Archer Daniel Midland	Erith	800,000

Notes:
(1) The second 100,000t/a plant is currently under construction.
(2) D1 Oils has announced its intention to cease refining and is looking at closing or selling these sites.
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

Land Status, Topography, Location, and Access

The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, British Columbia. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, due south of Malibu at the entrance to Princess Louisa Inlet.

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

The climate is typical of the west coast of British Columbia, mild and wet overall with some snowfall in the winter months. The summers are usually warm with less rainfall, and year-round work is possible on the property. Vegetation is a dense growth of coniferous forest, with cedar, fir, spruce, alder and maple trees. Ground vegetation is normally consists of Salal and various berry bushes.

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

DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: 30 St. Mary Axe, London EC3A 8EP, United Kingdom, and our telephone number is +44 (0) 8445 862 780.   We utilize our principal executive offices without having a formal agreement with the landlord and we do not pay any rent to use these offices.  We do not own any real estate.

FFE Ltd has temporary operational offices located at Regus House, Falcon Drive, Cardiff CF10 4RU, United Kingdom. The offices at Regus House cover approximately 500 square feet and cost approximately $4,000 per month.

Malibu Gold Property

For a description of Malibu Gold Property and our mineral properties, see “Description of Business.”

RECENT DEVELOPMENTS

On June 28, 2007, and effective as of July 6, 2007, the Company filed articles of merger with the Secretary of State of the State of Nevada, to effect a merger by and between Flex Fuels Energy, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, and the Company, resulting in the Company being the surviving entity, and to effect a name change of the Company from Malibu Minerals, Inc. to Flex Fuels Energy, Inc. As a result, effective as of July 16, 2007, the Company’s quotation symbol on Over-The-Counter Bulletin Board changed from “MLBU.OB” to “FXFL.OB”.

On August 21, 2007 FFE Ltd received two permissions for development (the “Permissions”), one for the construction of an oilseed crush plant and a second for the development of a solvent extraction plant. The Permissions, received by the Company on August 16, 2007, were granted by Cardiff County Council under the Town and Country Planning Act 1990 and the Town and Country Planning (General Development Procedure) Order 1995.

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

On September 28, 2007, FFE Ltd entered into an Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”). Under the EWA Lurgi was to conduct the design and cost estimates necessary to deliver a fixed price Engineering, Procurement and Construction (“EPC”) contract for an integrated seed press / solvent extraction plant and biodiesel refinery. In addition, the EWA was to define estimates for the cost of civil engineering work not covered by the EPC contract, the management of that work by Lurgi and the production of all information necessary for Local Air Pollution Prevention and Control and Integrated Pollution Prevention and Control applications for the biodiesel refinery.

On March 3, 2008 Mr. Paul Gothard, the Company’s Chief Financial Officer and a director, tendered his resignation to the Company as a result of his intention to take up a post with another company on June 2, 2008.  The Company is currently evaluating a number of options in recruiting a replacement Chief Financial Officer.

On April 4, 2008, Flex FFE Ltd decided to discontinue with the existing single tender negotiated EPC option with Lurgi in favor of a sealed bid process from multiple contractor options.

FFE Ltd came to this decision because the extent of progress from Lurgi to date under the EWA does not enable FFE Ltd to progress the Cardiff project to a satisfactory EPC closure. However, FFE Ltd has developed a comprehensive and well structured EPC tendering process. With the sealed bid tendering process this will allow us to select the best possible EPC choice based upon price, quality, delivery and carbon footprint. This enables FFE Ltd to complete the outstanding permitting and capital investment requirements, the detailed design phase and move to financial close for its 200,000 tonne bio-diesel facility to be located in Cardiff.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operation for the quarter ended March 31, 2008. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

As a result of the Acquisition, our management believes that our goal to diversify our business via (i) the alternative fuel business to be conducted by our wholly owned subsidiary, FFE Ltd, and (ii) the exploration and discovery of minerals and gold business to be conducted by our Malibu Gold operation, is attractive to capital markets and allows for maximum valuation of our business as a whole.

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

Proposed Program of Exploration for the Malibu Gold property

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

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2008 and Quarter Ended March 31, 2007

The accompanying financial statements show that we have incurred a net loss of $872,000 for the quarter ended March 31, 2008, as opposed to $114,000 for the quarter ended March 31, 2007 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Revenue

We did not earn any revenues during the quarter ended March 31, 2008 or March 31, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or biofuels business.

Selling, general and administrative charges

For the quarter ended March 31, 2008 the Company incurred selling, general and administrative charges of $794,000.

The main components of the charges consisted of the following: $290,000 in directors’ salaries, $178,000 in staff salaries and other employment costs, $114,000 in professional fees, $92,000 in consulting fees and $35,000 in rent and other property costs. The directors salaries include a charge of $15,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his employment agreement.

For the quarter ended March 31, 2007 the Company incurred selling, general and administrative charges of $356,000.

The main components of the charges consisted of the following: $228,000 in salaries and other staff costs, $79,000 in accounting and legal fees, $9,000 in professional fees incurred, and $27,000 in travel costs incurred.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Impairment of long-lived assets

The Company has determined that costs of $254,000 incurred under the Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”) should be impaired in full as the Company has discontinued with the EWA and has moved to an open tender process that may result in the use of a different technology for the Cardiff biodiesel plant.

Net Loss

We incurred a net loss in the amount of $872,000 for the quarter ended March 31, 2008 as opposed to $114,000 for the quarter ended March 31, 2007. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 cash was $15,576,000. We had current assets of $15,699,000 and current liabilities of $337,000. We attribute our net loss to having no revenues to offset our operating losses. At December 31, 2007 the Company had $16,156,000 in cash.  We had current assets of $16,312,000 and current liabilities of $305,000.

Net cash used in operating activities was $536,000 during the quarter ended March 31, 2008 and $298,000 for the quarter ended March 31, 2007.

During the quarter ended March 31, 2008 the Company used net cash in investing activities of $43,000. The Company used $43,000 in purchasing property and equipment. During the quarter ended March 31, 2007 the Company used net cash in investing activities of $65,000 in purchasing property and equipment.

During the quarter ended March 31, 2008 the Company received net cash provided by financing activities of $nil. During the quarter ended March 31, 2007 the Company incurred costs of $10,000 in legal fees for its financing activities.

The Company expects to incur costs on the Malibu Gold of $125,000 and $500,000 on general corporate, investor relations and regulatory costs over the next 12 months to March 31, 2009.

The Company’s wholly owned subsidiary, FFE Ltd, expects to incur continuing operating costs of approximately $1.5m to $2.0m over the next 12 months to March 31, 2009 as it ramps up its operations and increases the total employees from 12 to approximately 15+. Additionally FFE Ltd expects to incur expenditures of between $21m and $42m over the next 12 months to March 31, 2009 on plant subject to FFE Ltd completing the tender process for the proposed Cardiff site which has recently been granted planning permission for the crush and solvent extraction plants.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. At March 31, 2008 we had cash of approximately $15.5m so we may need to obtain additional financing to operate our business for the next twelve months. We aim to raise any further capital necessary to fund our business through either a private placement of our common stock or debt or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

 RECENT ACCOUNTING PRONOUNCEMENTS

In September  2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows in the first quarter of 2008.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial position.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flow. The provisions of SFAS No. 161 are effective for the Company beginning in the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates to our cash deposits.  We place our cash deposits on both overnight and 30-90 day money market accounts. A decline in interest rate would have an adverse impact on interest income.

We do not have any debt and we do not use derivative financial instruments.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries.  FFE Ltd’s main operating currency is UK sterling (£) and our mining business’s main operating currency is Canadian dollars.

At the end of each reporting period, expenses of the subsidiaries are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.

Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies.

We currently do not hedge against this foreign currency risk.

Fluctuations in exchange rates may impact our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Any controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Limitations on the Effective of Controls

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2008.

ITEM 4 (T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM   1. LEGAL PROCEEDINGS.

None.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the quarter ended March 31, 2008 and have not been previously disclosed in our Current Reports on Form 8-K:

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

(a)   None.

(b)   As of the date of this Quarterly Report, the Company does not have any board of directors committees. No material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors occurred or implemented since the Company’s last periodic filing, its Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007.

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

FLEX FUELS ENERGY, INC.

Date: May 2, 2008	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC.

Date: May 2, 2008	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer (acting Principal Accounting Officer) and Director