Form 10-Q
period 2008-06-30
Flex Fuels Energy, Inc.
filed 2008-08-18
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2008

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
As of August 11, 2008, the issuer had 69,380,443 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and the period from inception (March 10, 2006) to June 30, 2008	4

	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007and the period from inception (March 10, 2006) to June 30, 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity for the period from inception (March 10, 2006) to June 30, 2008	6

	Notes to unaudited Condensed Consolidated Financial Statements	7-12

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4	Controls and Procedures	25

ITEM 4(T)	Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6	Exhibits	26

	Signatures	27

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Dec 31, 2007
	$000's	$000's
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,954	$16,156
Prepaid expenses	22	64
Value Added Tax and other receivables	34	92

Total current assets	15,010	16,312

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation of $12 and $nil respectively.	619	776

INVESTMENTS	-	-

SECURITY DEPOSITS	9	8

Excess of Purchase Price over Net Assets Acquired	-	-

	$15,638	$17,096

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$100	$67
Accrued expenses	396	173
Taxation and social security	40	65

Total current liabilities	$536	$305

Total liabilities	536	305

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 500,000,000 shares authorized,
69,380,441 and 69,315,441 shares issued and outstanding, respectively	69	69
Additional Paid-in Capital	41,994	41,971
Accumulated comprehensive income	34	44
Accumulated deficit	(26,995)	(25,293)
Total stockholders' equity	15,102	16,791

Total stockholders' equity & liabilities	$15,638	$17,096

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 and 2007
AND FROM INCEPTION TO JUNE 30, 2008

					For the Period
					from Inception
	For the Three Month		For the Six Month		(March 10, 2006)
	Period Ended June 30,		Period Ended June 30,		to June 30,
	2008	2007	2008	2007	2008
	$000's	$000's	$000's	$000's	$000's

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Mining exploration costs	-	8	-	8	8
Selling, general and administrative charges	974	1,144	1,766	1,500	5,046
Impairment of long-lived assets	-	-	254	-	254
Recognition of an impairment loss - mineral claims	-	-	-	-	10
Excess of purchase price over
net assets acquired	-	21,595	-	21,595	22,898
Impairment of licence	-	-	-	-

	974	22,747	2,020	23,103	28,216

Operating loss	(974)	(22,747)	(2,020)	(23,103)	(28,216)

OTHER INCOME:
Interest and other income	144	49	320	61	769

Minority interest	-	224	-	454	454

Net loss	$(830)	$(22,474)	$(1,700)	$(22,588)	$(26,993)

PER SHARE DATA:

Basic and diluted loss per share	$(0.01)	$(0.37)	$(0.02)	$(0.33)	$(0.41)

Weighted average number of common
shares outstanding	69,346,155	60,675,127	69,330,798	67,576,686	65,096,501

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

			For the Period
			from Inception
	For the Six Month		(March 10, 2006)
	Period Ended June 30,		to June 30,
	2008	2007	2008
	$000's	$000's	$000's
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,700)	$(22,588)	$(26,993)

Impairment of long-lived assets	254	-	254

Adjustments to reconcile net loss to net cash
used in operating activities
Recognition of an imparment loss - mineral claims	-	-	10
Shares of Common Stock issued or acquired in lieu of payment for services	22	610	715
Excess of purchase price over
net assets acquired	-	21,595	22,898
Foreign Exchange movements	(9)	-	(140)
Depreciation	12	3	25
Minority Interest	-	(454)	(454)
(Increase)/decrease in assets
Prepaid expenses and other current assets	42	(88)	(22)
Sales tax and interest receivable	58	(94)	(34)
Increase/(decrease) in liabilities
Accounts payable	34	94	95
Accrued expenses	222	205	345
Tax and social security	(27)	36	38
Net cash used in operating activities	(1,092)	(681)	(3,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(109)	(321)	(896)
Cost of investment in FFE ltd	-	-	(20)
Purchase of mineral claim	-	-	(10)

Net cash used in investing activities	(109)	(321)	(926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Legal costs incurred with private placement	-	-	-
Sale of shares of Common Stock in private placements	-	13,392	18,978
Net cash provided by/(used in) financing activities	-	13,392	18,978

Effects of exchange rates on cash	(1)	26	165

NET CHANGE IN CASH & CASH EQUIVALENTS	$(1,202)	$12,416	$14,954

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,156	1,613	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$14,954	$14,029	$14,954

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (March 10, 2006) to June 30, 2008
  (Stated in $’000’s except share numbers)

			Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income	Equity
Shares issued to founders at $0.001 per share	60,000,000	60	(50)	-	-	10

Shares issued in Lieu of Payment for Service	412,038	1	47	-	-	48

Shares issued at $0.1167 per share in private placement	14,142,846	14	1,621	-	-	1,635

Net Loss for period				(1,381)	-	(1,381)
Balance, December 31, 2006	74,554,884	75	1,618	(1,381)	0	312

Retired shares	(51,685,723)	(52)	52	-	-	0

Compensatory element of insider Stock not retired		-	308	-	-	308

Fair value of shares issued in Lieu of Payment for Services	137,344	-	124	-	-	124

Fair value of shares acquired at below market value	-	-	178	-	-	178

Shares issued at $0.90 per share in private placement	16,582,621	16	13,376	-	-	13,392

Shares issued on acquisition of Flex Fuels Energy Ltd	24,854,477	25	22,344	-	-	22,369

Shares issued at $0.90 per share in private placement	4,871,838	5	3,936	-	-	3,941

Reserve held for shares to be issued	-	-	35	-	-	35

Accumulated Comprehensive Loss	-	-	-	-	43	43

Net Loss for period	-	-	-	(23,912)	-	(23,912)
Balance,Dec 31, 2007	69,315,441	69	41,971	(25,293)	43	16,790

Reserve held for shares to be issued	-	-	15	-	-	15

Accumulated Comprehensive Loss	-	-	-	-	(3)	(3)

Net Loss for period	-	-	-	(872)	-	(872)
Balance,Mar 31, 2008	69,315,441	69	41,986	(26,165)	40	15,930

Reserve for shares to be issued released	-	-	(50)	-	-	(50)

Common stock issued	65,000	-	58	-	-	58

Accumulated Comprehensive Loss	-	-	-	-	(6)	(6)

Net Loss for period	-	-	-	(830)	-	(830)
Balance,June 30, 2008	69,380,441	69	41,994	(26,995)	34	15,102

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Month Period Ended June 30, 2008

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

d.      Income Taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of June 30, 2008, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the six months ended June 30, 2008. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

h.      Impairment of Long-Lived Assets

The Company has adopted SFAS 144: “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) for all its long-lived assets. Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undisclosed cash flows expected to result from the use and eventual disposition of the asset (asset group).

During the three month period ended March 31, 2008, the Company determined that costs of $254,000 incurred under the Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”) should be impaired in full as the Company has discontinued the EWA and has moved to an open tender process that may result in the use of a different technology for the Cardiff biodiesel plant.  The management of FFE Ltd is currently in negotiations with Lurgi to reach a settlement over the balance remaining under the terms of the original EWA.  Accordingly, management of FFE Ltd has provided for an amount that it believes to represent the maximum liability expected from such negotiations in this current quarter period ended June 30, 2008.

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

i.       Minority Interest

The minority interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity. It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses. In the quarter ended March 31, 2007 the Company owned 15% of FFE Ltd, a variable interest entity, and thus recognized the minority interest in 85% of FFE Ltd. The Company acquired the remaining 85% of FFE Ltd in May 2007 thereby eliminating any minority interest, reflected in the quarter ended June 30, 2008.

j.       Fair Value of Financial Instruments

The Company’s financial instruments consist of cash. The Company invests cash in short-term money market accounts which earn interest with a maturity of three months or less and approximates to their fair value as they are short-term in nature.

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

	For the three month period ended June 30,		For the six month period ended June 30,
	2008	2007	2008	2007

Net loss ($’000’s)	$(830)	$(22,474)	$(1,700)	$(22,588)

Basic & diluted loss per share	(0.01)	(0.37)	(0.02)	(0.33)

Weighted average number of shares	69,346,155	60,675,127	69,330,798	67,576,686

l.      Share Capital

a) Authorized:

500,000,000 shares of Common Stock with a par value of $0.001

10,000,000 shares of Preferred Stock with a par value of $0.001

b) Issued:

As of June 30, 2008, the Company had issued 69,380,443 shares of Common Stock.

The Company has not issued any shares of Preferred Stock.

NOTE 3 –  GOING CONCERN

The Company expects its mineral exploration activities and the planned development of its biofuels business, together with anticipated general, legal, accounting and administrative expenses, including those associated with our filing reports with the Securities and Exchange Commission will require it to spend between approximately $23m to $44m in the 12 months to June 30, 2009.  Cash on hand as at June 30, 2008 was $14,954,000.  The Company does not expect to generate revenue that is sufficient to cover its expenses during the build phase envisaged by its operating plan for at least the next twelve months.  However, in order to undertake the construction of our biodiesel facility the Company will need to obtain additional financing within the next twelve months, although the construction phase cannot and will not commence without this necessary additional finance being put in place.  No commitment currently exists to proceed with the construction phase without the necessary resources being available first.

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

NOTE 4 -   RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended June 30, 2008.

NOTE 5 –  PLANT UNDER CONSTRUCTION

Costs relating to the specification and construction of the Company’s bio-diesel plant are being capitalized until the plant is operational, at which time depreciation will commence.

NOTE 5a – PROPERTY AND EQUIPMENT

The Company’s main items of property and equipment consist of computer and office related equipment.  The table below details the current accumulated depreciation and net book value of property and equipment held by the Company as at June 30, 2008:

	Cost	Accumulated Depreciation	Net Book Value

Plant under construction	$593,688	$-	$593,688
Office equipment	$50,184	$24,980	$25,204
	$643,872	$24,980	$618,892

NOTE 6 – STOCKHOLDERS’ EQUITY

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

At June 30, 2008 the Company issued 65,000 shares of common stock to Mr. Paul Gothard upon the completion of four financial filings as per his employment agreement. The estimate of fair value is based on a value of $0.90 per share (the market value of a share at the date of grant).  The market value of the shares has been charged equally over the twelve month period commencing June 2007 to May 2008.

NOTE 7 –  SEGMENTAL REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2008 and 2007 is as follows:

	Quarter ended June 30, 2008				Quarter ended June 30, 2007
	Malibu				Malibu
	Gold	BioFuels	Corporate	Total	Gold	BioFuels	Corporate	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Net revenue to external customers	-	-	-	-	-	-	-	-
Operating loss	-	(665)	(165)	(830)	(16)	(22,458)	-	(22,474)

Assets	73	15,548	17	15,638	88	14,448	-	14,536

Stock based compensation	-	7	-	7	-	615	-	615
Expenditure on property and equipment	-	66	-	66	-	256	-	256

	Six month period ended June 30, 2008				Six month period ended June 30, 2007
	Malibu				Malibu
	Gold	BioFuels	Corporate	Total	Gold	BioFuels	Corporate	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Net revenue to external customers	-	-	-	-	-	-	-	-
Operating loss	-	(1,407)	(293)	(1,700)	(28)	(22,560)	-	(22,588)

Assets	73	15,548	17	15,638	88	14,448	-	14,536

Stock based compensation	-	22	-	22	-	615	-	615
Expenditure on property and equipment	-	109	-	109	-	321	-	321

The Company’s Malibu Gold operations are based in Canada and the Biofuels and corporate operations are based in the United Kingdom.

NOTE 8 –  CONTINGENT LIABILITIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information contained in this Quarterly Report that are not historical facts are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, mineral claims, mineral exploration activities and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2007. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

In addition, you should carefully consider the changes in such risk factors described below:

The recent conduct of Thomas Barr, one of our directors, and his contentious relationship with our other directors pose a significant risk for us from a corporate governance perspective.

We have four executive officers, namely Brian Barrows, our chief executive officer; Robert Galvin, our chief financial officer; Thomas Barr, vice president of our alternative fuels business, and James Laird, our co-founder and vice president of our mineral exploration business.  Messrs. Barrows, Barr and Laird also serve as our sole directors.  Messrs. Barrows and Barr joined us in 2007.  Until their appointments, Mr Laird served as our sole executive officer.  Mr Galvin joined us in 2008 and is not a full time employee.  Mr Barr has voiced his disagreement with the management and direction of the Company and is critical of Mr Barrows' performance as our Chief Executive Officer.  Mr Barr is supported by certain shareholders of the Company who purchased shares in the Company in a private placement completed on May 29, 2007.

On July 15 2008, Mr Barr, without authority from the Company, filed with Securities and Exchange Commission, in the name of the Company, a current report on Form 8-K stating that Mr Laird had resigned as a director of the Company.  The Company corrected that filing the following day by filing a Form 8-K stating that Mr Laird had rescinded his resignation and continues to serve as a director of the Company.  On July 24, 2008, Mr Barr commenced an action against Messrs. Barrows and Laird in the Nevada state court seeking to preclude Mr Laird from serving as a director of the Company and preventing Mr Barr from being disciplined or otherwise punished for his unauthorized filing.  See Part II, Item 1 (Legal Proceedings).  On July 28, 2008, the Nevada court issued a temporary restraining order granting Mr Barr, on an interim basis, the relief he seeks, pending the outcome of a preliminary injunction hearing scheduled to take place on August 11, 2008.

In view of the contentious relationship between Mr Barr and Mr Barrows, it may not be possible for the Board of Directors of the Company, in the absence of Mr Laird to resolve effectively and expeditiously matters reserved to the Board of Directors of the Company that are important to its management and direction.  Mr. Laird is temporarily enjoined by the Nevada court from acting as a director of the Company, as ordered by the temporary restraining order issued by the court on July 28, 2008, as extended August 11, 2008.  A hearing is set for August 19, 2008, at which this and other matters will be considered by the court.  Further, the inability of the Company to discipline Mr Barr may impair the Company's ability to take appropriate corrective action to redress conduct by Mr Barr that is not in the best interest of the Company.

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

Pursuant to the Agreements, each of the Stockholders agreed not to dispose of any of the Consideration Shares received by them for a period of two years from the Closing Date. Furthermore, among other things, pursuant to the Agreements the Company delivered voting trust agreements entered into by the stockholders of the Company holding in aggregate approximately 11.5% of the issued and outstanding shares of the Company’s Common Stock prior to the Closing Date (“11.5% Stockholders”) which provide that during the 12 months from the Closing Date (i) 11.5% Stockholders agree not to dispose any of the shares held by them, and (ii) the voting rights attached to the shares subject to the voting trust agreements, a total of approximately 7,384,227 shares of Common Stock will be exclusively exercised in accordance with the written directions of a majority of the directors of the Company then in place.

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

FFE Ltd has incurred operating losses since inception and has generated no revenues from continuing operations. As a result, FFE Ltd has generated negative cash flows from operations and has an accumulated deficit at June 30, 2008. Flex Fuels, and FFE Ltd as its wholly owned subsidiary, are currently seeking additional funding. While Flex Fuels and FFE Ltd are optimistic and believe appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products of Flex Fuels and/or FFE Ltd develop and markets will be accepted by consumers.

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

To fulfill the UK RTFO target of 5% in 2010/11 biodiesel demand is anticipated to climb from 2007 production and demand levels by two to three times, to 1 million to 1.1 million tonnes per annum. To satisfy this demand indigenously the UK would likely require a growth in capacity of over 550,000 million tonnes per annum by 2010. This now likely to be revised downward to reflect the recommendations of the Gallagher Review as follows.

Gallagher Review of the Indirect Effects of Biofuels Production

During the three month period ended June 30, 2008, the Department for Transport, through the Renewable Fuels Agency (“RFA”) implemented its assessment of the indirect effects of bio-fuel production.  Following a series of Stakeholder Workshops and call for evidence, the RFA published the “Gallagher Review” early in July 2008 (the “Gallagher Review”).  The Gallagher Review proposes a reduction from 5% to 3% in the UK RTFO targets in 2010 and a further review of these targets by 2014 which will reflect the EU expected Renewable Energy Directive (“RED”) which the UK is likely to adopt.  The UK Government has stated it accepts the findings of Gallagher but it has yet to enter this into law and at present the RTFO which was implemented in April 2008 remains in force. We believe therefore that there is likely to be more uncertainty amongst financial markets and RTFO obligated parties in the immediate future The Company is currently formulating a risk management strategy to deal with the changes expected from the Gallagher Review.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require FFE Ltd to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at its ongoing operations. Present and future environmental laws and regulations and related interpretations applicable to FFE Ltd’s operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. FFE Ltd’s air emissions are subject to the various national UK and local laws and associated regulations. The UK government has promulgated national emission standards for hazardous air pollutants that could apply to facilities that FFE Ltd owns or operates or plans to own or operation if the emissions of hazardous air pollutants exceed certain thresholds. If a facility FFE Ltd operates or will operate is authorized to emit hazardous air pollutants above the threshold level, then FFE Ltd would be required to comply with the related environmental and emission laws and regulations applicable to its manufacturing process and would be required to come into compliance with those laws and regulations applicable to its facilities. Although estimated emissions from its plants are not expected to exceed the relevant threshold levels, new or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit its operating flexibility. Because other UK biodiesel manufacturers will have similar restrictions, however, FFE Ltd believes that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect its competitive position.

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

The climate is typical of the west coast of British Columbia, mild and wet overall with some snowfall in the winter months. The summers are usually warm with less rainfall, and year-round work is possible on the property. Vegetation is a dense growth of coniferous forest, with cedar, fir, spruce, alder and maple trees. Ground vegetation normally consists of Salal and various berry bushes.

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

DESCRIPTION OF PROPERTY

Principal Executive Offices

Our principal executive offices are located at: 30 St. Mary Axe, London EC3A 8EP, United Kingdom, and our telephone number is +44 (0) 2920 504712.  We utilize our principal executive offices without having a formal agreement with the landlord and we do not pay any rent to use these offices.  We do not own any real estate.

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

On September 28, 2007, FFE Ltd entered into an Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”). Under the EWA, Lurgi was to conduct the design and cost estimates necessary to deliver a fixed price Engineering, Procurement and Construction (“EPC”) contract for an integrated seed press / solvent extraction plant and biodiesel refinery.  In addition, the EWA was to define estimates for the cost of civil engineering work not covered by the EPC contract, the management of that work by Lurgi and the production of all information necessary for Local Air Pollution Prevention and Control and Integrated Pollution Prevention and Control applications for the biodiesel refinery.

On March 3, 2008 Mr. Paul Gothard, the Company’s Chief Financial Officer and a director, tendered his resignation to the Company as a result of his intention to take up a post with another company on June 2, 2008.  On May 2, 2008 the Company appointed Mr. Robert Galvin of the ARM Partnership to the post of Chief Financial Officer.

On April 4, 2008, FFE Ltd decided to discontinue the existing single tender negotiated EPC option with Lurgi in favor of a sealed bid process from multiple contractor options.

At the latter stage of the Lurgi EWA FFE Ltd we changed our strategy to an open tender process to achieve best value in our EPC contract negotiations.  This provided a strong commercially structured tendering process. This has provided a short list of high quality technology providers and substantial potential savings in CAPEX and OPEX.   A detailed review of the tenders received is currently underway to select our preferred contractor for the EPC contract.

On July 24, 2008, Thomas Barr ("Barr"), a director of the Company, commenced an action (case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against Brian Barrows ("Barrows") and James Laird ("Laird"), the other two directors of the Company, seeking declaratory and injunctive relief preventing the holding of a meeting of the Board of Directors of the Company that had been called for July 29, 2008.  For further information see Part II, Item I: Legal Proceedings.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operations for the three and six month period ended June 30, 2008. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2008 and three and six month periods ended June 30, 2007

The following table summarizes the main items of expenditure for discussion in the results of operations for the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007; and for the period from inception (March 10, 2006) to June 30, 2008.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Inception (March 10, 2006) to June 30, 2008
	$’000’s	$’000’s	$’000’s	$’000’s	$’000’s
Net (loss)	(830)	(22,474)	(1,700)	(22,588)	(26,993)
Selling, general and administrative	974	1,144	1,766	1,500	5,046

The Company and its subsidiaries recorded a consolidated net loss of $830,000 and $1,700,000 for the three and six month periods ended June 30, 2008 respectively, as compared to $22,474,000 and $22,588,000 for the three and six month periods ended June 30, 2007. The main components of the recorded loss during the three and six month periods ended June 30, 2008 were as follows:

1. Selling, general and administrative charges

For the three and six month periods ended June 30, 2008 the Company incurred selling, general and administrative charges of $974,000 and $1,766,000 respectively.

The main components of the charges consisted of the following for the three and six month periods ended respectively: $256,000 and $546,000 in directors’ salaries; $72,000 and $191,000 in staff salaries and other employment costs; $164,000 and $276,000 in professional fees; $228,000 and $424,000 in consulting fees; and $30,000 and $66,000 in rent and other property costs. The directors salaries include a charge of $7,000 and $22,000 respectively for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share - the market value of a share at the date of grant) issued to Paul Gothard, the former Chief Financial Officer, on the successful listing of four financial reports as per his employment agreement.

For the three and six month periods ended June 30, 2007 the Company incurred selling, general and administrative charges of $1,144,000 and $1,501,000 respectively.

The main components of the charges consisted of the following for the three and six month periods ended respectively: $127,000 and $305,000 in salaries and other staff costs; $173,000 and $182,000 in professional fees incurred.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

2. Impairment of long-lived assets

During the six month period ended June 30, 2008, the Company determined that costs of $254,000 incurred under the Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”) should be impaired in full as the Company has discontinued with the EWA and has moved to an open tender process that may result in the use of a different technology for the Cardiff biodiesel plant.  These costs were impaired in the three month period ended March 31, 2008.

Revenue

We did not earn any revenues during the three and six month periods ended June 30, 2008 and June 30, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or bio-fuels business.

Net Loss

During the three and six month periods ended June 30, 2008, the Company incurred a net loss in the amount of $830,000 and $1,700,000 respectively.  This compares to $22,474,000 and $22,588,000 for the three and six month periods ended June 30, 2008.  The net loss from the period of inception to June 30, 2008 was $26,993,000. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008 cash was $14,954,000. We had current assets of $15,010,000 and current liabilities of $536,000. We attribute our net loss to having no revenues to offset our operating losses. At December 31, 2007 the Company had $16,156,000 in cash.  We had current assets of $16,312,000 and current liabilities of $305,000.

During the six month period ended June 30, 2008, net cash used in operating activities was $1,092,000 , compared to $681,000 for the six month period ended June 30, 2007.

During the six month period ended June 30, 2008, the Company used net cash in investing activities of $109,000 to purchase property and equipment. During the six month period ended June 30, 2007 the Company used net cash in investing activities of $321,000 in purchasing property and equipment.

During the six month period ended June 30, 2008, the Company received net cash provided by financing activities of $nil. During the six month period ended June 30, 2007 the Company received net cash provided by financing activities of $13,392,000.

The Company expects to incur costs on the Malibu Gold of $125,000 and $500,000 on general corporate, investor relations and regulatory costs over the next 12 months to June 30, 2009.

The Company’s wholly owned subsidiary, FFE Ltd, expects to incur continuing operating costs of approximately $1.5m to $2.0m over the next 12 months to June 30, 2009 as it ramps up its operations and increases the total employees from 12 to approximately 15. Additionally FFE Ltd expects to incur expenditures of between $23m and $44m over the next 12 months to June 30, 2009 on plant subject to FFE Ltd completing the tender process for the proposed Cardiff site which has recently been granted planning permission for the crush and solvent extraction plants.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. At June 30, 2008 we had cash of approximately $14,954,000 so we may need to obtain additional financing to operate our business for the next twelve months. We aim to raise any further capital necessary to fund our business through either a private placement of our common stock or debt or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements.

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

Not applicable.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2008.

ITEM 4 (T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 24, 2008, Thomas Barr ("Barr"), a director of the Company, commenced an action (case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against Brian Barrows ("Barrows") and James Laird ("Laird"), the other two directors of the Company, seeking declaratory and injunctive relief preventing the holding of a meeting of the Board of Directors of the Company that had been called for July 29, 2008.  Barr's court action sought to preclude Laird from participating in any future meetings of the Board of Directors of the Company and to prevent Barr from being disciplined or otherwise punished for his filing on July 15, 2008, with the SEC, a current report on Form 8-K in the name of the Company that he was not authorized by the Company to make (the "Unauthorized Filing").  On the same date, Barr filed a motion for a Temporary Restraining Order and Preliminary Injunction seeking such relief on a temporary and preliminary basis pending a trial on the merits of the case.

The Unauthorized Filing stated that Laird had resigned as a director of the Company on May 16, 2008.  The Company corrected the Unauthorized Filing the following day by filing with the SEC a report on Form 8-K to the effect that Laird had rescinded that resignation and continued to serve as a director of the Company.  The Company then called a meeting of its Board of Directors for July 29, 2008 to consider, amongst other matters, disciplinary action against Barr for making the Unauthorized Filing.

On July 28, 2008, defendants Barrows and Laird filed a Motion to Quash and Opposition to the Motion for Temporary Restraining Order.

Later on July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.

On August 1, 2008, Barr filed an amended complaint in this action to add the Company as a defendant.  The Company, however, has not yet been served with the amended complaint.

On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Barrows and Laird was denied and a Preliminary Injunction hearing date was set for August 19, 2008.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings, except that we anticipate being served papers in the litigation described above. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Other than as set forth above, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the quarter ended June 30, 2008 and have not been previously disclosed in our Current Reports on Form 8-K:

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification by Brian Barrows, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

31.2	Certification by Robert Galvin, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. *

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. *

Notes
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Date: August 18, 2008	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC.

Date: August 18, 2008	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial Officer