Form 10-Q
period 2008-09-30
Flex Fuels Energy, Inc.
filed 2008-11-14
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, the issuer had 69,380,443 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
		Page
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and the period from inception (March 10, 2006) to September 30, 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the period from inception (March 10, 2006) to September 30, 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity for the period from inception (March 10, 2006) to September 30, 2008	6

	Notes to unaudited Condensed Consolidated Financial Statements	7-12

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4	Controls and Procedures	27

ITEM 4(T)	Controls and Procedures	27

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	28

ITEM 1A	Risk Factors	29

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3	Defaults Upon Senior Securities	29

ITEM 4	Submission of Matters to a Vote of Security Holders	29

ITEM 5	Other Information	29

ITEM 6	Exhibits	30

	Signatures	31

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	$000's	$000's
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	13,016	16,156
Prepaid expenses	36	64
Value Added Tax and other receivables	75	92

Total current assets	13,127	16,312

PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation of $30 and $13 respectively.	684	776

INTANGIBLE ASSETS	9	-

SECURITY DEPOSITS	8	8

Excess of Purchase Price over Net Assets Acquired	-	-

	$13,828	$17,096

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	631	67
Accrued expenses	720	173
Taxation and social security	28	65

Total current liabilities	1,379	305

Total liabilities	1,379	305

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 500,000,000 shares authorized,
69,380,441 and 69,315,441 shares issued and outstanding, respectively	69	69
Additional Paid-in Capital	41,993	41,971
Accumulated comprehensive income	155	44
Accumulated deficit	(29,768)	(25,293)
Total stockholders' equity	12,449	16,791

Total stockholders' equity & liabilities	$13,828	$17,096

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 and 2007
AND FROM INCEPTION TO SEPTEMBER 30, 2008

					For the Period
					from Inception
	For the Three Month		For the Nine Month		(March 10, 2006)
	Period Ended September 30,		Period Ended September 30,		to September 30,
	2008	2007	2008	2007	2008
	$000's	$000's	$000's	$000's	$000's

REVENUES	-	-	-	-	-

EXPENSES:
Mining exploration costs	-	-	-	8	8
Selling, general and administrative charges	2,911	682	4,677	2,182	7,957
Impairment of long-lived assets	-	-	254	-	254
Recognition of an impairment loss - mineral claims	-	-	-	-	10
Excess of purchase price over
net assets acquired	-	-	-	21,595	22,898

	2,911	682	4,931	23,785	31,127

Operating loss	(2,911)	(682)	(4,931)	(23,785)	(31,127)

OTHER INCOME:
Interest and other income	136	507	456	568	905

Minority interest	-	-	-	454	454

Net loss	$(2,775)	$(175)	$(4,475)	$(22,763)	$(29,768)

PER SHARE DATA:

Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.06)	$(0.34)	$(0.45)

Weighted average number of common
shares outstanding	69,380,441	67,726,798	69,349,012	67,627,273	65,928,482

Consolidated Statement of Comprehensive Loss
(Stated in $’000’s)

					For the Period
					from Inception
	For the Three Month		For the Nine Month		(March 10, 2006)
	Period Ended September 30,		Period Ended September 30,		to September 30,
	2008	2007	2008	2007	2008
	$000's	$000's	$000's	$000's	$000's

Net loss	(2,775)	(175)	(4,475)	(22,763)	(29,768)
Other comprehensive income
Gain/(loss) on foreign exchange translation	77	26	111	57	155

Total comprehensive loss	(2,698)	(149)	(4,364)	(22,706)	(29,613)

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

			For the Period
			from Inception
	For the Nine Month		(March 10, 2006)
	Period Ended September 30,		to September 30,
	2008	2007	2008
	$000's	$000's	$000's
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,475)	(22,763)	(29,768)

Impairment of long-lived assets	254	-	254

Adjustments to reconcile net loss to net cash
used in operating activities
Recognition of an impairment loss - mineral claims	-	-	10
Shares of Common Stock issued or acquired in lieu of payment for services	22	630	715
Excess of purchase price over
net assets acquired	-	21,595	22,898
Foreign Exchange movements	1,487	(323)	1,356
Depreciation	17	7	30
Minority Interest	-	(454)	(454)
(Increase)/decrease in assets
Prepaid expenses and other current assets	31	(159)	(33)
Sales tax and interest receivable	21	(135)	(71)
Increase/(decrease) in liabilities
Accounts payable	560	237	621
Accrued expenses	538	17	661
Tax and social security	(41)	41	24
Net cash used in operating activities	(1,585)	(1,307)	(3,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(134)	(494)	(921)
Purchase of intangible assets	(9)	-	(9)
Cost of investment in FFE Ltd	-	-	(20)
Purchase of mineral claim			(10	) )
Net cash used in investing activities	(143)	(494)	(960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Legal costs incurred with private placement	-	-	-
Sale of shares of Common Stock in private placements	-	17,333	18,978
Net cash provided by/(used in) financing activities	-	17,333	18,978

Effects of exchange rates on cash	(1,412)	376	(1,246)

NET CHANGE IN CASH & CASH EQUIVALENTS	$(3,140)	$15,908	$13,016

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	16,156	1,613	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$13,016	$17,521	$13,016

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC
STATEMENT OF STOCKHOLDER’S EQUITY
From Inception (March 10, 2006) to September 30, 2008
  (Stated in $’000’s except share numbers)

			Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income	Equity
Shares issued to founders at $0.001 per share	60,000,000	60	(50)	-	-	10

Shares issued in Lieu of Payment for Services	412,038	1	47	-	-	48

Shares issued at $0.1167 per share in private placement	14,142,846	14	1,621	-	-	1,635

Net Loss for period				(1,381)	-	(1,381)
Balance, December 31, 2006	74,554,884	75	1,618	(1,381)	0	312

Retired shares	(51,685,723)	(52)	52	-	-	0

Compensatory element of insider Stock not retired		-	308	-	-	308

Fair value of shares issued in Lieu of Payment for Services	137,344	-	124	-	-	124

Fair value of shares acquired at below market value	-	-	178	-	-	178

Shares issued at $0.90 per share in private placement	16,582,621	16	13,376	-	-	13,392

Shares issued on acquisition of Flex Fuels Energy Ltd	24,854,477	25	22,344	-	-	22,369

Shares issued at $0.90 per share in private placement	4,871,838	5	3,936	-	-	3,941

Reserve held for shares to be issued	-	-	35	-	-	35

Accumulated Comprehensive Loss	-	-	-	-	44	44

Net Loss for period	-	-	-	(23,912)	-	(23,912)
Balance,December 31, 2007	69,315,441	69	41,971	(25,293)	44	16,791

Reserve held for shares to be released	-	-	(35)	-	-	(35)

Common stock issued	65,000	-	57	-	-	57

Accumulated Comprehensive Loss	-	-	-	-	111	111

Net Loss for period	-	-	-	(4,475)	-	(4,175)
Balance, September 30, 2008	69,380,441	69	41,993	(29,768)	155	12,449

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC
(An exploration/development stage company)
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Month Period Ended September 30, 2008

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Flex Fuels was organized under the laws of the State of Nevada on March 10, 2006 to explore mining claims and property in North America. Our sole development, known as the Malibu Gold Property is comprised of two mineral claims totaling approximately 683 hectares.

On May 21, 2007, the Board of Directors declared a stock split, distributable May 22, 2007, in the form of a dividend of five additional shares of the Company's Common Stock for each share owned by stockholders of record at the close of business on May 21, 2007. Accordingly, all share and per share data has been restated to reflect the split.

On May 29, 2007 the Company diversified its business by acquiring Flex Fuels Energy Limited (“FFE Ltd”), a development stage company formed under the laws of England and Wales. FFE Ltd plans to build, own and manage seed processing facilities, refineries producing vegetable oils and bio-diesel products (and associated power generation facilities if commercially desirable) and to engage in the business of selling, supplying and distributing vegetable oil and bio-diesel products.

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

d.      Income Taxes

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  At the adoption date of January 1, 2007 and also as of September 30, 2008, the Company did not have any unrecognized tax benefits. We do not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Company’s policy is to recognize interest and penalties related to tax matters in the income tax provision in the Consolidated Statements of Operations.  There was no interest and penalties for the nine months ended September 30, 2008. Tax years beginning in 2004 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

During the three month period ended March 31, 2008, the Company determined that costs of $254,000 incurred under the Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”) should be impaired in full as the Company has discontinued the EWA and has moved to an open tender process that may result in the use of a different technology for the Cardiff biodiesel plant.  The management of FFE Ltd has reached a settlement with Lurgi over the balance remaining under the terms of the original EWA which has yet to be formally approved by the FFE Ltd board.

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

The license was originally acquired for $10,000 cash and is held on behalf of the Company by Mr. Jim Laird (a director). The agreement between the Company and Mr. Laird is in the form of a legally binding trust that conveys all rights to the Company.

i.       Minority Interest

The minority interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity. It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses. In the quarter ended March 31, 2007 the Company owned 15% of FFE Ltd, a variable interest entity, and thus recognized the minority interest in 85% of FFE Ltd. The Company acquired the remaining 85% of FFE Ltd in May 2007 thereby eliminating any minority interest.

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

	For the three month period ended September 30,		For the nine month period ended September 30,
	2008	2007	2008	2007

Net loss ($’000’s)	$(2,775)	$(175)	$(4,475)	$(22,962)

Basic & diluted loss per share	(0.04)	(0.00)	(0.06)	(0.34)

Weighted average number of shares	69,380,441	67,726,798	69,349,012	67,627,273

l.      Share Capital

a) Authorized:

500,000,000 shares of Common Stock with a par value of $0.001

10,000,000 shares of Preferred Stock with a par value of $0.001

b) Issued:

As of September 30, 2008, the Company had issued 69,380,443 shares of Common Stock.

The Company has not issued any shares of Preferred Stock.

NOTE 3 – GOING CONCERN

The Company expects its mineral exploration activities and the planned development of its bio-fuels business, together with anticipated general, legal, accounting and administrative expenses, including those associated with our filing reports with the Securities and Exchange Commission will require it to spend between approximately $13m to $30m in the 12 months to September 30, 2009.  Cash on hand as at September 30, 2008 was $13,016,000.  The Company does not expect to generate revenue that is sufficient to cover its expenses during the build phase envisaged by its operating plan for at least the next twelve months.  However, in order to undertake the construction of our biodiesel facility the Company will need to obtain additional financing within the next twelve months, although the construction phase cannot and will not commence without this necessary additional finance being put in place.  No commitment currently exists to proceed with the construction phase without the necessary resources being available first.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended September 30, 2008.

NOTE 5 – PLANT UNDER CONSTRUCTION

Costs relating to the specification and construction of the Company’s bio-diesel plant are being capitalized until the plant is operational, at which time depreciation will commence.

NOTE 5a – PROPERTY AND EQUIPMENT

The Company’s main items of property and equipment consist of computer and office related equipment.  The table below details the current accumulated depreciation and net book value of property and equipment held by the Company as at September 30, 2008:

	Cost	Accumulated Depreciation	Net Book Value
	$’000’s	$’000’s	$’000’s
Plant under construction	$654	$-	$654
Office equipment	$50	$30	$30
	$704	$30	$684

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

NOTE 7 – SEGMENTAL REPORTING

Under SFAS no. 131, “Disclosures about segments of an Enterprise and Related Information”, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company’s reportable operating segments are Malibu Gold and Bio-Fuels (which covers both vegetable oil and bio-diesel products).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss. Segmental information for 2008 and 2007 is as follows:

	Quarter ended September 30, 2008				Quarter ended September 30, 2007
	Malibu				Malibu
	Gold	Bio-Fuels	Corporate	Total	Gold	Bio-Fuels	Corporate	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Net revenue to external customers	-	-	-	-	-	-	-	-
Operating loss	-	(392)	(2,383)	(2,775)	(7)	(29)	(139)	(175)

Assets	73	13,742	13	13,828	81	18,171	57	18,308

Stock based compensation	-	-	-	-	-	15	-	15
Expenditure on property and equipment	-	25	-	25	-	173	-	173

	Nine month period ended September 30, 2008				Nine month period ended September 30, 2007
	Malibu				Malibu
	Gold	Bio-Fuels	Corporate	Total	Gold	Bio-Fuels	Corporate	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Net revenue to external customers	-	-	-	-	-	-	-	-
Operating loss	-	(1,799)	(2,676)	(4,475)	(35)	(22,479)	(249)	(22,763)

Assets	73	13,742	13	13,828	81	18,171	57	18,306

Stock based compensation	-	22	-	22	-	630	-	630
Expenditure on property and equipment	-	134	-	134	-	494	-	494

The Company’s Malibu Gold operations are based in Canada and the Bio-Fuels and Corporate operations are based in the United Kingdom.

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
3. The intensity of competition;
4. Fluctuations in the price of oilseed feed-stocks, products thereof (including bio diesel), gold and other minerals;
5. Regulation by federal and provincial governments in territories where we operate;
6. Our ability to successfully integrate, if at all, our alternative fuel operations; and
7. General economic conditions.

INTRODUCTION

DESCRIPTION OF FLEX FUELS’ BUSINESS

Organizational History

Flex Fuels was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. Throughout this Quarterly Report, we refer to these mining claims as the “Malibu Gold Mine Property” or “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, British Columbia. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

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

 Flex Fuels is currently engaged in two industry sectors:

•	developing our business of manufacturing and distributing vegetable oil and bio-diesel products through our wholly owned subsidiary, FFE Ltd.

•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold operation.

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

Previously, on December 29, 2006 Flex Fuels acquired 15% of FFE Ltd. In consideration for the shares of FFE Ltd’s common stock acquired we paid $1,520,000.

As the Company had determined that FFE Ltd was a Variable Interest Entity under FIN46R “Consolidation of Variable Interest Entities ” the balance sheet and results of FFE Ltd were consolidated with the Company’s balance sheet and results. The determination was based on the basis that although the Company acquired a 15% holding in FFE Ltd the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights. The investment of 15% of FFE Ltd has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition.

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

FFE Ltd Business

FFE Ltd is headquartered in London, England. FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing vegetable oil and biodiesel products (and associated power generation facilities if commercially desirable) and to engage in the business of supplying and distributing vegetable oil and biodiesel products. FFE Ltd further plans to specialize in the conversion of oil seed bearing crops to food and energy.

FFE Ltd has incurred operating losses since inception and has generated no revenues from continuing operations. As a result, FFE Ltd has generated negative cash flows from operations and has an accumulated deficit at September 30, 2008. Flex Fuels, and FFE Ltd as its wholly owned subsidiary, are currently seeking additional funding. While Flex Fuels and FFE Ltd are optimistic and believe appropriate actions are being taken, there can be no assurance that management’s efforts will be successful or that the products of Flex Fuels and/or FFE Ltd develop and markets will be accepted by consumers.

FFE Ltd Strategy

FFE Ltd’s goal is to deliver a number of high yielding renewable energy projects that logically fit into a vertically integrated structure. Given recent debate and expected changes in the support regime for bio-fuels, FFE has evolved this into a two phased strategy with the first element being a standalone oilseed processing plant and the associated biodiesel production facility being constructed when market conditions are favorable to do so. Currently, FFE Ltd is negotiating with international agri-businesses to develop an all encompassing oilseed rape supply and rape oil & meal off-take arrangement. Locally (UK) sourced seed will form the base line supply for the crush plant with additional volumes being imported and processed where economically viable to do so. . FFE Ltd is also continuing to evaluate oil seed production in Eastern Europe however this is not a priority focus. . Ultimately in the medium term, the Company’s management believes that the United Kingdom energy market provides significant incentives for renewable sources of energy and this would allow for advantageous contracts to be formed which would underpin FFE Ltd’s development of biodiesel production.

Industry Overview

European Diesel Market

The chart below shows how the market share of diesel powered cars in Western Europe has increased since 1990. This trend would suggest that the EU Bio-fuels Directive will be met predominantly from biodiesel as opposed to bio-ethanol by 2010.

Diesel Share of New Car Registrations in Western Europe 1990-2007

 Source: ACEA – European Automobile Manufacturers Association.

European & United Kingdom Biodiesel Market

The EU Bio-fuels Directive requires all member states to set indicative targets for bio-fuel sales in 2005 and 2010 against reference values of 2% and 5.75% (based on energy content) respectively. The majority of member states have now set their target and as such the European biodiesel demand is expected to grow significantly over the next 5 years. It is anticipated that demand could reach well in excess of 10 million tonnes/annum by 2010 compared with an estimated European production capacity of 4.89 million tonnes in 2006 (source: European Biodiesel Board, July 2007).

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

Gallagher Review of the Indirect Effects of Bio-fuels Production

During the three month period ended June 30, 2008, the Department for Transport, through the Renewable Fuels Agency (“RFA”) implemented its assessment of the indirect effects of bio-fuel production.  Following a series of Stakeholder Workshops and call for evidence, the RFA published the “Gallagher Review” early in July 2008 (the “Gallagher Review”).  The Gallagher Review proposes a reduction from 5% to 3% in the UK RTFO targets in 2010 and a further review of these targets by 2014 which will reflect the EU expected Renewable Energy Directive (“RED”) which the UK is likely to adopt.  The UK Government has stated it accepts the findings of Gallagher but it has yet to enter this into law and at present the RTFO which was implemented in April 2008 remains in force. In respect of this it has commenced a consultation process with three key options for bio-fuel targets under consideration:

1.	Retain targets as they stand in the current legislation
2.	Freeze the obligation level at 2.5%
3.	Implement the Gallagher recommendation for a more cautious increase in obligation levels

We believe therefore that there is likely to be more uncertainty amongst financial markets and RTFO obligated parties in the immediate future. The Company has therefore formulated a two phased approach to the Cardiff project which defers the introduction of biodiesel production until more favorable conditions exist.

Vegetable Oil Markets

In evolving a two phased approach FFE Ltd has taken into consideration the market for vegetable oils alongside discussions with potential agri-trading partners, Rape oil is both a desirable feedstock for biodiesel production and a key food oil in European markets. The UK market is currently dominated by two large agri-business oilseed processors (see UK competition) who process the domestic crop and distribute the oil. Discussions have been opened between FFE Ltd and potential off-takers in both the UK food & biodiesel production sectors to explore the opportunity to supply/off-take rape oil from the FFE oilseed processing facility.
Marketing of rape oil will be mainly undertaken by FFE Ltd’s agri-trading partners, however it is expected that a mechanism for shared reward on UK off take that FFE Ltd provides will make it beneficial to pursue local direct opportunities.

Rape Meal

The EU is the largest importer of oilseed meals due to the very significant deficit of such protein rich meals for animal feeding in the EU. The EU’s import dependency is likely to fall as a growing proportion of EU oilseed meal consumption is likely to be sourced from domestically produced and crushed oilseeds, in particular rapeseed meal. Recent rising maize prices relative to those for oilseeds have resulted in an increased demand for oil meals, which have replaced maize in livestock feed rations as a source of energy. This has had a positive impact on oilseed meal prices.

Livestock enterprises are predominantly based in the western half of the UK therefore FFE Ltd’s Cardiff operations are ideally located to supply this market.

Marketing of rape meal will be mainly undertaken by FFE Ltd’s agri-trading partners, however it is expected that a mechanism for shared reward on UK off-take that FFE Ltd provides will make it beneficial to pursue local direct opportunities.

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

Governmental Regulation

FFE Ltd is, and will be upon completion of its production facilities, subject to various government and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of its employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. FFE Ltd does not anticipate a material adverse impact on its business or financial condition as a result of our efforts to comply with these requirements. FFE Ltd expects to incur capital expenditures for equipment and construction works required to prevent and control foreseeable pollution in this or the succeeding fiscal year. These expenditures are part of the budget to procure and construct its processing equipment which is considered as part of the ordinary course of business.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that FFE Ltd owns or operates or plans to own or operate and at off-site locations where FFE Ltd will arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, FFE Ltd may be responsible under the applicable environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. FFE Ltd also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. FFE Ltd does not have material environmental liabilities relating to contamination from its facilities or at off-site locations where it has transported or arranged for the disposal of hazardous substances.

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

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, James Laird (a director) holds the license on behalf of the Company.  The agreement is in the form of a legally binding trust that conveys all rights to the Company.

The claims are currently in good standing and are 100% owned by FFE Inc., subject to a carried 3% Net Smelter Return Royalty if mineral production is commenced. Under BC Government Laws regarding Mineral Tenure, the property can be held in perpetuity provided that all fees are paid in a timely manner.  Annual work requirements can be fulfilled by performing approved work or by payment of cash-in-lieu. Development of the property is subject to obtaining a Work Permit for certain types of work beyond basic exploration sampling and geological studies.  More advanced programs may also require an environmental survey.

Local First Nations groups are brought into consultation at the work permit stage.  Additional government departments are also notified of the application for a Work Permit.  In general, the Work Permit process takes about 4 - 6 weeks, provided that it has been filed properly and fully.  There are no fees to obtain a Work Permit. The duration of a work program must be stated on the Permit application, and there are numerous Regulations under the Mines Act which state how the work must be carried out. Prior to major production (not bulk-sampling), the mineral deposit area proposed for production must be surveyed and a Mining Lease obtained.
Circumstances that may lead to relinquishing such rights include failure to determine profitable deposits, sale of the license and a lack of funding.

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

MALIBU GOLD PROPERTY

MALIBU GOLD
SECHELT LANDS NO. 11
SECHELT LANDS NO. 12
SECHELT LANDS NO. 13
SECHELT LANDS NO. 14
SECHELT LANDS NO. 15
SECHELT LANDS NO. 16
SECHELT LANDS NO. 17
SECHELT LANDS NO. 9
Princess Louisa Marine Park
Harmony Islands Marine Park
92K.029
92K.030
92K.019
92K.020
92K.009
92K.010
92J.021
92J.022
92J.023
92J.011
92J.012
92J.013
92J.001
92J.002
92J.003
92G.091
92G.092
92G.093
92G.081
92G.082
92G.083
92F.099
92F.100
92F.089
92F.090
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Nelson
Vancouver
Trail
Victoria
Legend
Indian Reserves
National Parks
Parks
Mineral Tenures (Mineral - LRDW)
Mineral Claim
Mineral Lease
Reserves (Mineral - LRDW Sites)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
Mining Division (MTO)
BCGS Grid
Annotation (1:250K)
Transportation - Points (1:250K)
Airfield
Anchorage - Seaplane
Ferry Route
Heliport
Seaplane Base
Air Field
Airport
Air Feature - Condition Unknown
Airport Abandoned
Transportation - Lines (1:250K)
Ferry Route
Aerial Cableway
Road (Gravel Undivided) - 1 Lane
Road (Gravel Undivided) - 2 Lanes
0
5.5
11 km.
Map center: 50°0' N, 123°52' W
Scale: 1:300,000

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Malibu Gold Property Jervis Inlet Location Map
Mining Claims

The Malibu Gold Property comprises two MTO mineral claims containing 33 cell claim units totaling 683.445 hectares.

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)
525215	Jan. 12, 2014	Jan. 12, 2006	165.685
592273	Sept 30, 2009	Sept 30, 2008	517.760

Both properties are without known reserves and the proposed program is exploratory in nature.

Geology of the Mineral Claims

The Malibu Gold Property hosts gold and base metal deposits within quartz veins and quartz-filled shear zones.  Two short tunnels (“adits”) have been driven on the mineralized areas; shear and vein-hosted gold, silver, copper, lead and zinc in the #1 adit; and a gold-quartz vein in the #2 adit.  A small amount of visible gold was seen in the #2 adit vein, which can be followed for at least 50 meters along the shoreline.  No reserves or resources have been delineated at this time.

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

Exploration History and Previous Operations

The Malibu Gold Property has at least one adit dating prior to 1907, when the first and only mention of the working was made in a Geological Survey Report dated 1908.  GSC geologist O. E. LeRoy noted that pyrrhotite and chalcopyrite occurred along a diorite–slate contact and a 9 meter long adit had been driven on the zone.  A second 2 meter long adit nearby was not mentioned, so it may post-date LeRoy’s visit. The 9 meter adit (#1) has had significant unrecorded work since this time, and is now an estimated 25 meters in length.

There are physical work records of additional work being done on the property during the 1940’s, however the prospector’s hand-drawn maps attached do not show exactly where the development is in relation to recognizable land features. This work apparently consisted of at least four shafts up to 6 meters deep and a 30 meter long trench.

Laird Exploration Ltd. first explored the Malibu property area in 1983 as part of the BC Prospector’s Grant Program.  Several assays were taken and the area was geologically mapped.  Two assays from the #1 adit gave moderate values in gold, silver, copper, lead and zinc.

The #2 adit was driven 2 meters on a shallow-dipping 0.3 to 1.3 meter wide quartz vein with arsenopyrite, minor pyrite, chalcopyrite and rarely native gold.  The vein pinches and swells and can be followed for at least 50 meters along the shoreline cliffs.  The #2 adit gave a gold assay of 0.72 oz/t Au across 0.4 meters in a channel sample across the exposed quartz vein, with minor values in cobalt, copper and bismuth.

The claims were optioned by Laird Exploration Ltd. to Oriole Resources Ltd. in 1988.  A work program consisting of geological mapping, rock sampling, and a small soil geochemical survey were completed in 1988.  The #2 adit gold values were confirmed by assay and additional gold-bearing areas were located at the #1 adit.  The soil grid showed a 200 meter-long gold anomaly extending west from the #1 adit.  Additional work was recommended but no further work was been done on the property between 1988 and 2007.

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

On October 10, 2008, Flex Fuels Energy, Inc., ("Flex Fuels" or the "Company”) terminated a temporary consulting agreement with its chief financial officer, Mr Robert Galvin.  The Company's previous chief financial officer, Mr. Paul Gothard returned in a consulting capacity as the Company's chief financial officer commencing as of October 13, 2008.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, and our results of operations for the three and nine month period ended September 30, 2008. The following discussion should be read in conjunction with the Management’s Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Subject to the availability of resources and personnel, our business plan for the next twelve months is to proceed

•	developing our business of manufacturing and distributing vegetable oil and biodiesel products through our wholly owned subsidiary, FFE Ltd.

•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold operation.

FFE Ltd

FFE Ltd plans to construct, own and manage seed processing facilities, refineries producing vegetable oil and biodiesel products (and associated power generation facilities if commercially desirable) and to engage in the business of supplying and distributing vegetable oil and biodiesel products. FFE Ltd further plans to specialize in the conversion of oil seed bearing crops to food and energy.

FFE Ltd’s goal is to deliver a number of high yielding renewable energy projects that logically fit into a vertically integrated structure. Given recent debate and expected changes in the support regime for bio-fuels, FFE has evolved this into a two phased strategy with the first element being a standalone oilseed processing plant and the associated biodiesel production facility being constructed when market conditions are favorable to do so. Currently, FFE Ltd is negotiating with international agri-businesses to develop an all encompassing oilseed rape supply and rape oil & meal off-take arrangement. Locally (UK) sourced seed will form the base line supply for the crush plant with additional volumes being imported and processed where economically viable to do so. . FFE Ltd is also continuing to evaluate oil seed production in Eastern Europe however this is not a priority focus. . Ultimately in the medium term, the Company’s management believes that the United Kingdom energy market provides significant incentives for renewable sources of energy and this would allow for advantageous contracts to be formed which would underpin FFE Ltd’s development of biodiesel production.

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

Proposed Program of Exploration for the Malibu Gold property

As the Malibu Gold property is without known reserves the proposed program is exploratory in nature. The work program includes geological mapping and rock sampling of surface showings and underground workings, construction of a control grid, a soil and silt geochemical sampling program, EM and magnetometer geophysical surveys, and rock trenching. Based on a compilation of these results, a diamond drill program will be designed to explore and define any potential resources. We intend to implement the following three result-contingent phases for the Malibu Gold Property, as well as to other potential properties containing mineral rights and claims:

Phase 1- works due late 2008 to early 2009

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

Phase 2- 2009 if phase 1 successful

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

Phase 3- 2009 to 2010 if phase 2 successful

• Engage in diamond drilling at a depth of 1000 meters and retain qualified geological experts to implement the drilling program.

We commenced Phase 1 of the exploration program during the second calendar quarter of 2007 which will continue through 2008 and 2009. Phase 2 and Phase 3 will commence after the successful completion of the Phase 1 program. As such, we anticipate that we will incur the following expenses over the three phases:

•	$25,000 in connection with the completion of Phase 1 of our recommended geological work program;
•	$100,000 in connection with the completion of Phase 2 of our recommended geological work program;
•	$225,000 in connection with the completion of Phase 3 of our recommended geological work program.

RESULTS OF OPERATIONS

The following table summarizes the main items of expenditure for discussion in the results of operations for the three and nine month periods ended September 30, 2008 compared to the three and nine month periods ended September 30, 2007; and for the period from inception (March 10, 2006) to September 30, 2008.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Inception (March 10, 2006) to September 30, 2008
	$’000’s	$’000’s	$’000’s	$’000’s	$’000’s
Net (loss)	(2,775)	(175)	(4,475)	(22,763)	(29,768)
Selling, general and administrative	2,911	682	4,677	2,182	7,957
Impairment of long-lived assets	-	-	254	-	254

For the Quarter Ended September 30, 2008 and Quarter Ended September 30, 2007

The accompanying financial statements show that we have incurred a net loss of $2,775,000 for the quarter ended September 30, 2008, as opposed to $175,000 for the quarter ended September 30, 2007 and have not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or bio-fuels business. The results include losses made on the inter-company balance between Flex Fuels and FFE Ltd of $1,493,000 due to foreign exchange losses on inter-company balances (that are regarded as non-permanent) as the $:£ rate has declined from $2.00:£1.00 to $1.82:£1.00 (September 30, 2007 - $323,000 gain).

Revenue

We did not earn any revenues during the quarter ended September 30, 2008 or the quarter ended September 30, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or bio-fuels business.

Selling, general and administrative charges

For the quarter ended September 30, 2008 the Company incurred selling, general and administrative charges of $2,911,000 (September 30, 2007 - $682,000).

The main components of the charges consisted of the following: $146,000 (2007: $238,000) in directors’ salaries, $66,000 (2007 $60,000) in staff salaries and other costs, $887,000 (2007 $160,000) in professional fees – an increase mainly due to the legal fees associated with legal proceedings described below, $488,000 (2007 $46,000) in consulting fees and $26,000 (2007 $50,000) in rent and other property costs.  The directors salaries include a charge of $nil and $20,000 respectively for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share - the market value of a share at the date of grant) issued to Paul Gothard, the former Chief Financial Officer, on the successful listing of four financial reports as per his employment agreement.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Net Loss

We incurred a net loss in the amount of $2,775,000 for the quarter ended September 30, 2008 as opposed to $175,000 for the quarter ended September 30, 2007. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

For the Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

The accompanying financial statements show that we have incurred a net loss of $4,475,000 for the nine months ended September 30, 2008, as opposed to $22,763,000 for the nine months ended September 30, 2007 and have not yet generated any revenues that can offset operating expenses. The results include losses made on the inter-company balance between Flex Fuels and FFE Ltd of $1,493,000 due to foreign exchange losses on inter-company balances (that are regarded as non-permanent) as the $:£ rate has declined from $2.00:£1.00 to $1.82:£1.00 (September 30, 2007 - $323,000 gain) .

Revenue

We did not earn any revenues during the nine months ended September 30, 2008 or the nine months ended September, 2007. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties or bio-fuels business.

Mining exploration costs

For the nine months ended September 30, 2008 the Company incurred expenses of $nil in mining exploration costs (September 30, 2007 - $8,000).

Selling, general and administrative charges

For the nine months ended September 30, 2008 the Company incurred selling, general and administrative charges of $4,677,000 (September 30, 2007 - $2,182,000).

The main components of the charges consisted of the following: $692,000 (2007 $1,157,000) in directors’ salaries, $257,000 (2007 $365,000) in staff salaries and other costs, $1,165,000 (2007 $333,000) in professional fees – an increase mainly due to the legal fees associated with legal proceedings described below, $629,000 (2007 $126,000) in consulting fees and $92,000 (2007 $75,000) in rent and other property costs.

For the nine months ended September 30, 2008 the directors salaries include a charge of $22,000 respectively for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share - the market value of a share at the date of grant) issued to Paul Gothard, the former Chief Financial Officer, on the successful listing of four financial reports as per his employment agreement.

For the nine months ended September 30, 2007 the directors salaries include the fair value $308,000 attributed to the compensatory element of the non-retirement of shares held by Tom Barr, the fair value of $124,000 attributed to the 137,244 shares issued to Tom Barr on May 22, 2007 for services rendered , the fair value of $178,000 attributed to the 200,000 shares acquired by Tom Barr from Esther Briner (a stockholder) on May 25, 2007 at below market rate and a charge of $20,000 for the fair value of 65,000 shares of Common Stock (based on a value of $0.90 per share -  the market value of a share at the date of grant) to be distributed to Paul Gothard on the successful listing of four financial reports as per his employment agreement.

We anticipate that our operating expenses will increase as we continue to undertake our plan of operation, and our plan of diversification to the extent feasible.

Impairment of excess of purchase price over net assets acquired

For the nine months ended September 30, 2008 the Company incurred an expense of $nil (September 30, 2007 - $21,595,000).

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

The Company has determined that FFE Ltd is a development stage company and therefore the Excess of Purchase Price over Net Assets Acquired has been expensed in the nine months ended September 30, 2007.

Impairment of long-lived assets

During the nine month period ended September 30, 2008, the Company determined that costs of $254,000 incurred under the Early Works Agreement (“EWA”) with Lurgi Aktiengesellschaft (“Lurgi”) should be impaired in full as the Company has discontinued with the EWA and has moved to an open tender process that may result in the use of a different technology for the Cardiff biodiesel plant.

Net Loss

We incurred a net loss in the amount of $4,475,000 for the nine months ended September 30, 2008 as opposed to $22,763,000 for the nine months ended September 30, 2007. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008 cash was $13,016,000. We had current assets of $13,128,000 and current liabilities of $1,379,000. We attribute our net loss to having no revenues to offset our operating losses. At December 31, 2007 the Company had $16,156,000 in cash.  We had current assets of $16,312,000 and current liabilities of $305,000.

During the nine month period ended September 30, 2008, net cash used in operating activities was $1,585,000 compared to $1,307,000 for the nine month period ended September 30, 2007.

During the nine month period ended September 30, 2008, the Company used net cash in investing activities of $143,000 to purchase property and equipment and intangibles. During the nine month period ended September 30, 2007 the Company used net cash in investing activities of $494,000 in purchasing property and equipment.

During the nine month period ended September 30, 2008, the Company received net cash provided by financing activities of $nil. During the nine month period ended September 30, 2007 the Company received net cash provided by financing activities of $17,333,000.

The Company expects to incur costs on the Malibu Gold of $125,000 and $1,500,000 on general corporate, investor relations and regulatory costs over the next 12 months to September 30, 2009.

The Company’s wholly owned subsidiary, FFE Ltd, expects to incur continuing operating costs of approximately $1.5m to $2.0m over the next 12 months to September 30, 2009 as it ramps up its operations and. Additionally FFE Ltd expects to incur expenditures of between $10m and $26m over the next 12 months to September 30, 2009 on plant subject to FFE Ltd completing the tender process for the proposed Cardiff site which has been granted planning permission for the crush and solvent extraction plants.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. At September 30, 2008 we had cash of approximately $13,016,000 so we may need to obtain additional financing to operate our business for the next twelve months. We aim to raise any further capital necessary to fund our business through either a private placement of our common stock or debt or a combination of both. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS

There are currently no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September  2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements” (“SFAS No. 157”) , which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The effective date of SFAS No. 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain provisions of SFAS No. 157 are effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities in the first quarter of 2008 did not have a material effect on the Company’s results of operations and financial position.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) , which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows in the first quarter of 2008.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) , which continues the evolution toward fair value reporting and significantly changes the accounting for acquisitions that close beginning in 2009, both at the acquisition date and in subsequent periods. SFAS No. 141(R) introduces new accounting concepts and valuation complexities, and many of the changes have the potential to generate greater earnings volatility after the acquisition. SFAS No. 141(R) applies to acquisitions on or after January 1, 2009 and will impact the Company’s reporting prospectively only.

In December 2007, FASB issued Statement Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”) , which requires companies to measure an acquisition of noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. The objective of SFAS No. 160 is to improve the comparability and transparency of financial data as well as to help prevent manipulation of earnings. The changes introduced by the new standards are likely to affect the planning and execution, as well as the accounting and disclosure, of merger transactions. The effective date to adopt SFAS No. 160 for the Company is January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on its results of operations and financial position.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. We do not expect it to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our Consolidated Financial Statements.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2008.

ITEM 4 (T). CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 24, 2008, Thomas Barr, a director of the Company, commenced an action (case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against our CEO and Chairman of the Board Brian Barrows and one of our directors, James Laird ("Laird"), seeking declaratory and injunctive relief preventing the holding of a meeting of the Board that had been called for July 29, 2008.  Barr's court action sought to preclude Laird from participating in any future meetings of the Board and to prevent Barr from being disciplined or otherwise punished for his filing on July 15, 2008, with the SEC, a current report on Form 8-K in the name of the Company that he was not authorized by the Company to make (the "Unauthorized Filing").  On the same date, Barr filed a motion for a Temporary Restraining Order and Preliminary Injunction seeking such relief on a temporary and preliminary basis pending a trial on the merits of the case.

The Unauthorized Filing stated that Laird had resigned as a director of the Company on May 16, 2008.  The Company corrected the Unauthorized Filing the following day by filing with the SEC a report on Form 8-K to the effect that Laird had rescinded that resignation and continued to serve as a director of the Company.  The Company then attempted to call a meeting of its Board for July 29, 2008 to consider, amongst other matters, disciplinary action against Barr for making the Unauthorized Filing.

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Barrows and Laird was denied and a Preliminary Injunction hearing date was set for August 19, 2008.

On September 26, 2008, the Board voted to approve an amendment to the Company’s bylaws to provide that the number of board members be set in accordance with resolutions of the shareholders or the Board, and to hold an annual shareholders' meeting on December 12, 2008.  The Board concurrently adopted a resolution setting the number of directors at three.  The amendment will become effective at the time of the December 12, 2008 annual meeting of shareholders.  News of the scheduling of the shareholders' meeting has been communicated to the Court in periodic status checks.

The Company along with Mr. Barrows filed suit against Mr. Barr in federal district court in Nevada on October 7, 2008 for, amongst other things, alleged breaches of his fiduciary duties to the Company and its shareholders as a director.  As of the date of the filing of this periodic report, Mr. Barr had not yet submitted a substantive response to the claims filed against him.  It is unlikely the causes of action filed by Mr. Barr or by the Company will be resolved prior to the December 12, 2008 shareholders' meeting, but depending on the outcome of the meeting it is possible that the Court will dismiss the case against the Company and Messrs. Barrows and Laird.  The outcome and duration to resolution of the case against Mr. Barr is unknown at this time, but may be ongoing for a significant period of time.

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings, other than those mentioned above. In addition, we are not aware of any other known litigation or liabilities involving the operators of our properties that could affect our operations. Other than as set forth above, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

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

We have three directors, namely Brian Barrows, who is also our Chief Executive Officer; Thomas Barr, and James Laird, one of our co-founders and vice president of our mineral exploration business.  Messrs. Barrows and Barr joined us in 2007.  Until their appointments, Mr. Laird served as our sole director and executive officer.

Mr. Barr has recently voiced his disagreement with the Company's management and strategic direction, in particular Mr. Barrows' performance as our CEO.  Mr. Barr is supported by certain shareholders of the Company who purchased shares in the Company in a private placement completed on May 29, 2007.

On July 15 2008, Mr. Barr, without authority from the Company, filed with the Securities and Exchange Commission, in the name of the Company, a current report on Form 8-K stating that Mr. Laird had resigned as a director of the Company.  The Company corrected that filing the following day by filing a Form 8-K stating that Mr. Laird had rescinded his resignation and continues to serve as a director of the Company.  On July 24, 2008, Mr. Barr commenced an action against Messrs. Barrows and Laird in the Nevada state court seeking to preclude Mr. Laird from serving as a director of the Company and preventing Mr. Barr from being disciplined or otherwise punished for his unauthorized filing (see Part II, Item 1 "Legal Proceedings").  On July 28, 2008, the Nevada state court issued a temporary restraining order granting Mr. Barr, on an interim basis, the relief he sought.  The case is currently being litigated and is unlikely to be resolved prior to our annual shareholders' meeting scheduled to be held on December 12, 2008.  During this time, Mr. Laird is temporarily enjoined by the Nevada court from acting as a director of the Company.

The Company along with Mr. Barrows filed suit against Mr. Barr in federal district court in Nevada on October 7, 2008 for, amongst other things, alleged breaches of his fiduciary duties to the Company and its shareholders as a director.  As of the date of the filing of this periodic report, Mr. Barr had not yet submitted a substantive response to the claims filed against him.

In view of the contentious relationship between Mr. Barr, the Company, and its directors, it may not be possible, in the absence of Mr. Laird's presence on the Board, for the Board to address and resolve effectively and expeditiously matters coming before it that are important to the Company's management and direction.  Further, the inability of the Company to discipline Mr. Barr may impair the Company's ability to take appropriate corrective action to redress conduct by Mr. Barr that is not in the best interest of the Company.  The current deadlock and lack of effective cooperation on the Board, along with the Nevada court order preventing appropriate corrective action by the Company against Mr. Barr, could have a material adverse effect on the Company's prospects, business, and results of operations.

There is an annual shareholders' meeting of the Company scheduled for December 12, 2008, where there may be a change in management should the insurgent director prevail on his proposed slate that is different than the current management of the Company.

Mr. Barr has indicated he intends to run a competing slate of directors to the Company's slate at the next annual meeting of the shareholders.  In Mr. Barr's preliminary proxy filings, he along with his proposed slate of two additional directors, Mssers. David S. Miller and John Nangle, have indicated that they contemplate the potential of changing the Company's strategic direction.

If Mr. Barr and his proposed slate of directors prevail and are elected as the new Board, they have indicated they intend to consider other strategic alternatives to the Company’s business plan, which may include the consideration of a merger, reorganization, liquidation, sale of a material amount of assets of the Company or investment in other assets or businesses. Any or all of these possible changes could have a material adverse effect on the Company's prospects, business, and results of operations.

Financial Markets.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions present considerable risks to our businesses and operations.

In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, including regulatory developments. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Unregistered Securities

The following unregistered securities have been issued by us during the quarter ended September 30, 2008 and have not been previously disclosed in our Current Reports on Form 8-K:

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

FLEX FUELS ENERGY, INC.

Date: November 14, 2008	By:	/s/ Brian Barrows
Brian Barrows
Chief Executive Officer and Director

FLEX FUELS ENERGY, INC.

Date: November 14, 2008	By:	/s/ Paul Gothard
Paul Gothard
Chief Financial Officer