Form 10-K
period 2008-12-31
Flex Fuels Energy, Inc.
filed 2009-04-15
CIK 1370030

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52601

Flex Fuels Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Oceana House, 39-49 Commercial Road, Southampton, UK	SO15 1GA
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  +44 (0) 29 2050 4712

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2008, there were 69,380,441 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 68,631,051 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $48,041,735 based on the closing price of $0.70 for the registrant’s common stock on June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

Item Number and Caption		Page

FORWARD-LOOKING STATEMENTS		3

PART I		4
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	17
ITEM 1B.	UNRESOLVED STAFF COMMENTS	29
ITEM 2.	PROPERTIES	29
ITEM 3.	LEGAL PROCEEDINGS	30

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully attract and retain management and other key employees;
2.	Our ability to successfully engage in mineral exploration activities;
3.	The intensity of competition;
4.	Fluctuations in the price of oilseed feedstocks, products thereof (including vegetable oil and meal), gold and other minerals;
5.	Regulation and changes in regulation by federal and provincial governments in territories where we operate;
6.	Our ability to successfully integrate, if at all, our oilseed processing operations; and
7.	General economic conditions that affect our industry or the global environment in which we operate.

PART I

ITEM 1.BUSINESS

Organizational History

Flex Fuels Energy, Inc. (“Flex Fuels” “we”, “us”, “our”) (formerly Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or the “Malibu Gold Property”.  Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into the Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd as more fully described below, under which FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007.

Flex Fuels is currently engaged in two sectors:

•	developing our business of manufacturing and distributing Oil Seed Rape (“OSR”) products through our wholly owned subsidiary, FFE Ltd.

•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold operation.

FFE Ltd. has the following subsidiaries, each of which was formed under the laws of England and Wales:

•	Flex Fuel Biomass Ltd.;

•	Flex Fuel Crush Ltd.;

•	Flex Fuel Farming Ltd.;

•	Flex Fuel Refineries Ltd.; and

•	Flex Fuel Trading Ltd.

These subsidiaries are hereinafter collectively referred to as the "FFE Ltd. Subsidiaries." The FFE Ltd. Subsidiaries have conducted no activities since their respective formations and remain inactive at this time.

In May of 2007, Flex Fuels authorized and affected a dividend in the form of Common Stock, whereby each stockholder of record of Flex Fuels as of the end of the business day on May 21, 2007, received five shares of common stock, in exchange for one share of existing common stock held.

In November of 2006, Flex Fuels filed a Form 211 application with the NASD in order to obtain its approval for the listing and quotation of Flex Fuels common stock on the Over-The-Counter Bulletin Board (the “OTCBB”). In May of 2007, the NASD assigned a symbol of “MLBU.OB” to Flex Fuels (formerly named Malibu Minerals, Inc) common stock. Following the renaming of the Company as Flex Fuels Energy, Inc. and since July 16, 2007, Flex Fuels shares have been quoted on the OTCBB under the symbol “FXFL.OB”.

Our fiscal year end is December 31.

All references in this Form 10-K to the “Company,” “Flex Fuels,” “we,” “us” or “our” are to Flex Fuels Energy, Inc. and, unless otherwise differentiated, its wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd”), including the FFE Ltd. Subsidiaries.

Acquisition of FFE Ltd

On May 29, 2007 (the “Closing Date”) Flex Fuels, pursuant to the terms of the acquisition agreement (the “Agreement”), and as amended via the terms of the addendum to the agreement dated May 29, 2007 (the “Addendum”), entered into by the Company and FFE Ltd, a development stage company formed under the laws of England and Wales, the stockholders of FFE Ltd (collectively the “Stockholders”) and the individuals signatories thereto, as previously reported by the Company in its May 29, 2007 Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”), for the purpose of diversifying the Company’s business, the Company acquired the remaining 85% of the entire authorized share capital (the “Shares”) of FFE Ltd (the “Acquisition”). As consideration for the acquisition of the Shares, we issued an aggregate of 24,854,477 shares (the “Consideration Shares”) of our common stock, $0.001 par value, to the stockholders of FFE Ltd (the “Stockholders”). Furthermore, as part of the Acquisition, the Company completed a Financing (as defined below) and provided funds in the amount of $11,800,000 to FFE Ltd out of the Proceeds (as defined below) obtained from the Financing. As a result of the Acquisition, there were 64,443,403 shares of the Company’s common stock issued and outstanding post Acquisition and FFE Ltd became a wholly-owned subsidiary of the Company.

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

The acquisition of FFE Ltd (a development stage company) has been accounted for not as part of a business combination but the purchase of assets and assumption of liabilities not qualifying as a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt or Production Assets or of a Business” (‘EITF No. 98-3”).  Management determined that FFE Ltd was not a business (under EITF No. 98-3) as it did not have a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  In addition, FFE Ltd, the transferred set’s current activities are focused on the development of a planned business rather than the operation of a business.  Because the planned principal operations of FFE Ltd have not yet commenced, the set is not a business in accordance with EITF No. 98-3.

The assets acquired and liabilities assumed were recorded at fair value.  Management undertook a review of intangible assets and concluded that the only potential intangible asset was the value of the business plan proposed by FFE Ltd and the ability of the FFE Ltd management to deliver that plan. Management then made an assessment as to whether this qualifies as a separately identifiable asset under the United States Generally Accepted Accounting Principles.

For an asset to be identifiable it must either be separable and thus be capable of being sold, rented, licensed etc or the asset arises from contractual or legal obligations.

The management concluded that the FFE Ltd business plan was not separately identifiable from FFE Ltd’s management and their ability to deliver the plan and neither the business plan nor management were subject to contractual obligations that could be capitalized. Additionally because FFE Ltd had to further raise significant additional capital and secure numerous capital and operational contracts to execute the business plan the value of any such asset could not be measured reliably.

Therefore management concludes that the cost of the purchasing the business plan and management’s ability to deliver that plan cannot be capitalized and must therefore be expensed in the consolidated statements of operations.

The purchase price allocations for the transactions are as follows:

Acquisition of the remaining 85% of FFE Ltd in May 2007:

Fixed assets	$221,442
Cash	662,000
Current assets	105,000
Current liabilities	(214,000)
Purchase of business plan - expensed	21,594,587
$22,369,029

The Company has expensed the cost of the business plan acquired of $21,594,587 as transaction cost in connection with the asset acquisition of FFE Ltd. at the completion date of this transaction in accordance with EITF No. 98-3.

Acquisition of 15% of FFE Ltd in December 2006:

Cash	$225,000
Current liabilities	(8,172)
Purchase of business plan - expensed	1,303,172
$1,520,000

The Company has expensed the cost of the business plan acquired of $1,303,172 as transaction cost in connection with the asset acquisition of FFE Ltd. at the completion date of this transaction in accordance with EITF No. 98-3.

With regard to the acquisition of 15% of FFE Ltd in December 2006, the Company determined that FFE Ltd was a Variable Interest Entity under FIN46R (“Consolidation of Variable Interest Entities”) and therefore the balance sheet and results of FFE Ltd were consolidated with the Company’s balance sheet and results. The determination was based on the fact that although the Company acquired a 15% holding in FFE Ltd, the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights.

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

The Company has determined that FFE Ltd is a development stage company and therefore the excess of purchase price over net assets acquired of $21,594,587 has been expensed in the Fiscal year 2007 and $1,303,172 was expensed in the Fiscal year 2006 as transaction costs in connection with asset acquisition.

Business Overview

Following a change in the Company’s board of directors on December 12, 2008, the Company announced it intended to commence a strategic review of its planned business (“Review”), including the prospective of the FFE Ltd Oil Seed Rape (“OSR”) processing facility (the “Cardiff Project”), and its “Malibu Gold Property”. The Company maintains considerable cash balances.

As part of the Review, the Company will consider strategic options not related to the Cardiff Project or Malibu Gold Property as either additional and/or alternative routes to build shareholder value.  The Review is expected to be completed during the second quarter of 2009.

FFE Ltd has incurred operating losses since inception and has generated no revenues from continuing operations. As a result, FFE Ltd has generated negative cash flows from operations and has an accumulated deficit at December 31, 2008. Flex Fuels and FFE Ltd as its wholly owned subsidiary will require additional funding to pursue its business as currently planned.

Flex Fuels and FFE Ltd believe that although appropriate actions are being taken there can be no assurance that management’s efforts will be successful or that the planned products of Flex Fuels and/or FFE Ltd develops and markets will be accepted by prospective consumers.

FFE Ltd – Cardiff Project

FFE Ltd, a development stage company, was formed on November 26, 2006 under the laws of England and Wales.  FFE Ltd is headquartered Cardiff, Wales in the United Kingdom. FFE Ltd plans to construct, own and manage an OSR processing facility and associated power generation facilities if commercially desirable and to engage in the business of supplying and distributing OSR oil and meal.

FFE Ltd Strategy

FFE Ltd’s primary goal is to deliver a standalone OSR processing facility, most likely with an associated Combined Heat and Power plant (“CHP”) to be operated by FFE Ltd and/or a partner.  In addition, FFE Ltd management anticipate the construction of an associated biodiesel production facility when market conditions become more favorable to do so, if at all.

This strategy, as envisaged by former management prior to December 12, 2008, is currently under Review. Initial findings of this Review have identified potential enhancements and have provided clearer definition to the OSR processing facility. The OSR processing facility will require guaranteed operational crush margins to achieve financial close. FFE Ltd is in discussions with potential partners in this regard.

A modified construction plan and scale has been submitted for study by FFE Ltd's preferred engineering contractor; reversion to its original preferred and permitted site and the construction of a co-located CHP to deliver lower energy costs and to attract potential partners. FFE Ltd is negotiating with international agricultural and trading businesses to develop all encompassing OSR supply, oil and meal off-take arrangements which would, if successfully concluded, give a guaranteed processing margin for the Company. Locally (UK) sourced OSR is expected to form the base line supply for the OSR processing facility with additional volumes being imported and processed where economically viable to do so.

The full findings of the Review of the Cardiff Project, including partner negotiations and funding options, are expected to be available during the second quarter of 2009.  Given the difficult capital market environment in general, the Company intends to extract value by partnered development or divestment.  There can be no assurance that the Company will be successful in finding partners for developing the project further, or that the project can be divested to extract value.

Industry Overview

Vegetable Oil Markets

In evolving an approach predicated on OSR processing, FFE Ltd has taken into consideration the market for vegetable oils and discussions with potential agricultural trading partners. OSR oil is a desirable feedstock for biodiesel production and a key food oil in Europe.

Source: Food and Agricultural Policy Research Institute (“FARPRI”)world agriculture briefing book 2009

Source: FAPRI world agriculture briefing book 2009

The use of OSR oil in food products is expected to rise, displacing volumes of oils with higher saturated fat content, particularly palm oil, due to health concerns over saturated fat content according to AAK UK, a leading UK food producer largely as a result of the UK Food Standards Agency “saturated fat” health warning campaign. The UK market is currently dominated by two large agricultural and trading businesses (see “UK competition”) that process around two thirds of the domestic crop and distribute the oil. Discussions have been opened between FFE Ltd and potential off-takers in both the UK food and biodiesel production sectors to explore the off-take of OSR oil from the planned FFE Ltd OSR processing facility.

Marketing of OSR oil is expected to be mainly undertaken by FFE Ltd’s prospective agricultural trading partners.

Source: HGCA (UK cereals and oilseeds marketing agency) / HM Revenue and Customs (“HMRC”) 2009

OSR Meal

The EU is the largest importer of oilseed meals due to the very significant deficit of such protein rich meals for animal feeding in the EU. The EU’s import dependency is likely to fall as a growing proportion of EU oilseed meal consumption is likely to be sourced from domestically produced and crushed oilseeds, in particular OSR meal. In recent harvests increasing maize prices (driven in part by new energy markets) relative to those for oilseeds have resulted in an increased demand for oil meals, substituted for maize in livestock feed rations as a source of energy. This combined with general agricultural commodity prices has had a positive impact on oilseed meal prices which is expected to be underpinned by a growing global demand for livestock feed rations.

At a local level livestock enterprises are predominantly based in the western half of the UK.   FFE Ltd’s Cardiff operations are well located to supply this market.  Marketing of OSR meal is expected to be mainly undertaken by FFE Ltd’s prospective agricultural trading partners.

UK Vegetable Oil & meal markets

Sources: Bunge UK (a leading agribusiness and food company), HGCA/HMRC 2009

2007-8	UK Production Tonnes	Net Import Tonnes	Net UK Usage Tonnes
OSR Meal	962,500	74,963	1,037,463
Soymeal	549,500	2,182,525	2,732,025
OSR oil	735,000	-314,405	420,595
Soyoil	129,500	225,646	355,146
Palm Oil	0	38,704	38,704

UK Competition

The following table shows the processing facilities currently processing OSR in the United Kingdom:

Company	Location	Capacity (t/a)

Cargill	Liverpool*	500,000
Cargill	Hull	400,000
Archer Daniels Midland Company	Erith	1,100,000

Source:  Bunge UK 2009

* Cargill have an additional plant in Liverpool that is capable of processing around 700,000 t/a of OSR but has historically been used for processing soybeans.

t/a = Metric input tonnes per annum maximum operating capacity.

Based on current equipment capacity, the current UK supply of OSR and the future forecast demand for OSR oil and meal, the Company and FFE Ltd believe, subject to the outcome of the Review, that the market may justify the planned expenditure on an OSR processing facility.

Governmental Regulation

FFE Ltd is, and will be upon completion of its production facilities, subject to various government and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of its employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and facility shutdowns. FFE Ltd does not anticipate a material adverse impact on its planned business or financial condition as a result of our efforts to comply with these requirements. FFE Ltd expects to incur capital expenditures for equipment and construction works required to prevent and control foreseeable pollution in this or the succeeding fiscal year. These expenditures are part of the budget to procure and construct its processing equipment which is considered as part of the ordinary course of planned business.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that FFE Ltd might lease or operate or plans to lease or operate and at off-site locations where FFE Ltd will arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, FFE Ltd may be responsible under the applicable environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. FFE Ltd also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. FFE Ltd does not have material environmental liabilities relating to contamination at or from its facilities or at off-site locations where it has transported or arranged for the disposal of hazardous substances.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require FFE Ltd to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at its ongoing operations. Present and future environmental laws and regulations and related interpretations applicable to FFE Ltd’s operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. FFE Ltd’s air emissions are subject to the various national UK and local laws and associated regulations. The UK government has promulgated national emission standards for hazardous air pollutants that could apply to facilities that FFE Ltd owns or operates or plans to own or operation if the emissions of hazardous air pollutants exceed certain thresholds. If a facility FFE Ltd operates or will operate is authorized to emit hazardous air pollutants above the threshold level, then FFE Ltd would be required to comply with the related environmental and emission laws and regulations applicable to its manufacturing process and would be required to come into compliance with those laws and regulations applicable to its facilities. Although estimated emissions from its facilities are not expected to exceed the relevant threshold levels, new or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards also may limit its operating flexibility. Because other UK OSR processors will have similar restrictions, however, FFE Ltd believes that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect its competitive position.

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

Occupational Safety Regulations

FFE Ltd is subject to various UK and European Union laws and regulations intended to promote occupational health and safety. FFE Ltd is in the process of implementing environmental and safety policies and procedures designed to protect the safety of its own supervisory staff and to monitor all subcontracted operations for compliance with applicable regulatory requirements and lease conditions, including environmental and safety compliance. FFE Ltd considers the cost of compliance a manageable and necessary part of its planned business.

Malibu Gold Property

Property Acquisition Details

On March 27, 2006, the Company acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a former director and stockholder, for $10,000.

Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia (“BC”), Mr. Laird (a consultant to the Company) holds the license on behalf of the Company under a trust agreement entered into on November 28, 2007.

The claims are currently in good standing and are 100% beneficially owned by the Company, subject to a carried 3% Net Smelter Return Royalty if mineral production is commenced. Under BC Government Laws regarding Mineral Tenure, the property can be held in perpetuity provided that all fees are paid in a timely manner.  Annual work requirements can be fulfilled by performing approved work or by payment of cash-in-lieu. Development of the property is subject to obtaining a Work Permit for certain types of work beyond basic exploration sampling and geological studies.  More advanced programs may also require an environmental survey.

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

Mining Claims

The Malibu Gold Property comprises of two MTO mineral claims containing 33 cell claim units totaling 683.445 hectares.

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)
525215	Jan. 12, 2014	Jan. 12, 2006	165.685
592273	Sept. 30, 2009	Sept. 30, 2008	517.760

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

The claims were optioned by Laird Exploration Ltd. to Oriole Resources Ltd. in 1988.  A work program consisting of geological mapping, rock sampling, and a small soil geochemical survey were completed in 1988.  The #2 adit gold values were confirmed by assay and additional gold-bearing areas were located at the #1 adit.  The soil grid showed a 200 meter-long gold anomaly extending west from the #1 adit.  Additional work was recommended but no further work had been done on the property from 1988 through 20078

The Company now expects to carry out Phase 2 of its planned exploration, at a revised and reduced budget of less than $40,000, as soon as weather permits this year. This will consist of detailed surface and underground geological mapping, rock sampling and identification of drill and trenching targets for Phase 3 exploration, if justified.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the state and federal regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct Phases 2 of our proposed exploration program.

Employees

As of December 31, 2008, we had 11 employees, 2 of which worked on a part-time basis. 3 of the employees were the 3 executive officers of Flex Fuels and 8 of the employees worked for FFE Ltd. The part-time employees were Messrs. Galvin and Nangle. The 8 FFE Ltd. employees consisted of 4 persons serving in administrative capacities and 4 persons serving in operational capacities. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we would anticipate hiring additional employees/contractors in the next year to handle anticipated growth.

Management Dispute

On May 16, 2008, Mr. Laird, a former director of the Company, submitted his written resignation as a director to Mr. Brian Barrows and Mr. Tom Barr.  Therein, Mr. Laird indicated that his resignation was effective May 16, 2008.  Section 3.3 of the Company’s By-Laws provides that any director of the Company may resign by giving written notice of his resignation to the President or Secretary of the Company that such resignation will take effect at the time specified therein, and that acceptance of such resignation is not necessary to make it effective.  On May 22, 2008, at the request of Mr. Barrows, Mr. Laird advised that he was rescinding his resignation.  Brian Barrows unilaterally determined, over the objections of Mr. Barr, that he had the authority to effect such rescission and re-appoint Mr. Laird to the board.  From that time on until the Company’s December 12, 2008 Annual Meeting of Stockholders in which the Barr Nominees were appointed to serve as the Company’s directors (see “Item 4. Submission of Matters to a Vote of Stockholders”), Messrs. Barrows and Laird took the position that the re-appointment of Mr. Laird was valid and that the board consisted of Messrs. Barrows, Laird and Barr.  On that basis, Mr. Barrows effectively took control of the management of the Company and excluded Mr. Barr from any decision making concerning the Company.  Mr. Barrows proceeded to take actions without the consent or approval of Mr. Barr including, but not limited to, (i) the October 10, 2008 removal of Robert Galvin as the Company’s Chief Financial Officer, (ii) the November 2008 execution of Indemnity Agreements with certain directors, consultants, and employees of the Company, (iii) the October 13, 2008 appointment of Mr. Paul Gothard as the Company’s Chief Financial Officer, (iv) the institution of an October 7, 2008 lawsuit in federal court in Nevada alleging claims against Mr. Barr not in the interest of the Company (v) incurring large legal costs on behalf of the Company and (vi) in December 2008, immediately prior to the Annual Meeting of Stockholders, causing the payment of  Mr. Barrows’ personal legal bill from a Company account.  The Company is presently looking into possible options for the prospective recovery of costs incurred and payments made under (v) and (vi) above.

Reports to Security Holders

We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission. You may read and copy any reports, statement or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

In addition our filings can be viewed on the “investor” section of the Company’s Internet site at www.flexfuelsenergy.com.

ITEM 1A. RISK FACTORS

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

For our 2008 fiscal year, we incurred a net loss of $4,163,437.   We have not generated any revenues to date.  We may, subject to the outcome of the Review, plan to increase significantly our expenses associated with exploitation of mineral claims and with the development of our planned OSR processing business.  There is no assurance we will be able to derive revenues from the exploitation of our mineral claims or prospective OSR processing business to successfully achieve positive cash flow or that our mineral exploitation business or prospective OSR processing business will be successful.  If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis to generate revenues in the future.

We believe that long-term profitability and growth will depend on our ability to:

•	commercially exploit the mineral deposits or reserves located on the Malibu Gold Property;

•	identify and commercially exploit gold and other mineralized deposits through development, mining, production or sale; and

•	develop and integrate our prospective OSR processing business;

or, subject to the Review.

•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, consolidated financial results or operations.

Because we have a limited operating history, have yet to commercialize our planned business or to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

The consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Although, the Company has accumulated a loss to date and has relied on raising funds through private placements, however, from March 31, 2006 (date of inception) through December 31, 2008, the Company has raised approximately $18,977,000 and at December 31, 2008 held approximately $8,703,000 in cash. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $29,456,018 for the period from March 10, 2006 (date of inception) through December 31, 2008 and has not yet generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business and future acquisitions. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We expect our mineral exploration activities and the planned development of our prospective OSR processing business, together with anticipated general, legal, accounting and administrative expenses, including those associated with our filing reports with the Securities and Exchange Commission will require us to spend approximately $1,500,000 to $3,000,000 in the year of 2009.

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

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our mineral claims and our prospective OSR processing business.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

To date, our sources of cash have been primarily limited to the sale of our equity securities.  We cannot be certain that additional funding via this means will be available on acceptable terms if at all.  To the extent that we are able to raise additional funds by issuing equity securities, our existing stockholders may experience significant dilution.  Any debt financing that we may secure, if available, may involve restrictive covenants that impact our ability to conduct our business.  If we are unable to raise additional capital, when required, or on acceptable terms, we may have to delay or scale back significantly or discontinue our planned exploration and development projects.  Inability to obtain these or other sources of capital could have a material adverse effect on our business, consolidated financial results or operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated April 15, 2009 on our consolidated financial statements for the two years ended December 31, 2008 and 2007 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses, deficit accumulated during development stage, negative cash flows from operations and still yet to generate any revenues. However, we have substantial cash reserves which are sufficient to cover our operations for the foreseeable future.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient future revenue to cover our operating expenses.  We currently have no sources of financing available and we do not expect to earn any revenues from our planned business in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operating results may be affected by foreign exchange rates.

Historically, we have held our cash assets in U.S. dollars, British pounds sterling, or a combination thereof. Accordingly, our planned business and operating results are affected by exchange rates. We do not hedge this exposure. This may significantly affect, positively or negatively, our reported operating results.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

Our management team consists of three members two of which are directors, which poses a significant risk for us from a corporate governance perspective.

We have three executive officers, namely Mr. Thomas Barr, our chief executive officer; Mr. Robert Galvin, our chief financial officer; and Mr. John Nangle, our president and chairman.  Mr. Barr and Mr. Nangle also serve as two of our three directors.  Our directors/executive officers are required to make interested decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function.  Our directors/executive officers also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.

We also do not have an audit committee, nor other independent committees and we presently have only one independent director.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

In April 2007 we determined, after consultation with our former independent public accounting firm, to restate our consolidated financial statements for the year ended December 31, 2006, filed as part of our required disclosure obligations on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2007 (the "Report").  We filed an amended report on Form 10-KSB/A on May 15, 2007 (the "Amended Report") solely to (i) amend and restate our financial statements filed as part of the Report to correct (a) "Paid in Capital" "Retained earnings (deficit)" and resulting changes in "Total stockholders’ equity" and "Total liabilities and stockholders’ equity" as at December 31, 2006, set forth in the Balance Sheet on page F-3 of the Amended Report, (b) entries for "Deficit Accumulated During Development Stage" and "Total Equity" as at December 31, 2006, set forth in the Statement of Shareholders Equity on page F-5 of the Amended Report, (c) entries for "Cash Flow from Financing Activities", "Cash at end of period" and "Shares issued in Lieu of Payment for Service" for the fiscal year ended December 31, 2006, set forth in the Statement of Cash Flows on page F-6 of the Amended Report, and (ii) correctly disclose director compensation paid to a member of our board of directors during the fiscal year ended December 31, 2006, set forth on page 33 of the Amended Report.

On May 29, 2007, we completed the acquisition of Flex Fuels Energy Limited. In connection with and following the completion of that transaction, our management changed and, thereafter, we engaged the then new independent public accounting firm, which became our former independent public accounting firm effective on January 13, 2009 (see Item 9 disclosure thereof within this Form 10-K).  In July 2007, our executive officers concluded that our consolidated financial statements covering the fiscal year ended December 31, 2006, and the quarterly period ended March 31, 2007 which had been filed by us with the Securities and Exchange Commission on Form 10-KSB/A and Form 10-QSB on April 26, 2007 and May 15, 2007, respectively, should no longer be relied upon because of errors in such consolidated financial statements as further addressed below.  During July 2007, management reviewed our internal controls over financial reporting as of December 31, 2006 and identified the following material weaknesses for the period in question:

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

•	our knowledge of US GAAP was limited.

We consequently prepared and filed in September 2007 a further amended Form 10-KSB for the fiscal year ended December 31, 2006 (the "Further Amended Report"), as well as an amended Form 10-QSB for the fiscal quarter ended March 31, 2007, which reports included consolidated financial statements audited by our then new independent public accounting firm, which became our former independent public accounting firm, effective January 13, 2009 (see Item 9 disclosure thereof within this Form 10-K) and restated unaudited consolidated financial statements that corrected the prior errors contained in such consolidated financial statements and filings. Specifically, we filed the Further Amended Report solely to:

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

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance, which may not be economically obtainable.

As discussed in Item 3, hereof, the Company is involved in legal proceedings.  These legal proceedings may make it difficult for us to obtain Directors and Officers Insurance at commercially reasonable rates, if at all. This may deter or preclude persons from joining our management, or cause them to demand additional compensation to join our management.

If we seek to recover costs incurred by previous management it may put a strain on our limited human resources and may cause us to incur further costs.

We may seek to recover the considerable costs incurred by previous management in resisting stockholder calls for board elections prior to the Annual Meeting of Stockholders held on December 12, 2008. This may involve distraction of management time and further legal expense prior to any prospective recovery.

We will need to increase our size, and may experience difficulties in managing growth.

We are a small company with 11 employees as of December 31, 2008. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our mining and prospective OSR processing businesses to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

RISKS RELATING TO OUR MINING BUSINESS

If we do not conduct mineral exploration on our mineral claims and keep the claims in good standing, then our right to these mineral claims will lapse and we may lose the entire value of our investment.

We must complete mineral exploration work on our mineral claims and keep the claims in good standing.  If we do not fulfill our work commitment requirements on our claims or keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims.  Loss of these interests could have a material adverse effect on our business, consolidated financial results or operations.

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

The prices for gold and other metals fluctuate and are affected by numerous factors beyond our control. Factors that affect the price of gold and other metals include consumer demand, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs and viability of our projects, which could in turn have a material adverse effect on our business, consolidated financial condition or results of operations.

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

RISKS RELATED TO OUR PROSPECTIVE OSR PROCESSING BUSINESS

Our prospective OSR processing business may suffer if we are unable to attract or retain talented personnel.

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

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our prospective OSR processing business.

Our long term business plan focuses on designing, building and operating OSR processing facilities for our own account.  Our ability to acquire quality properties is uncertain and we may be required to delay construction of our facilities, which may create unanticipated costs and delays.  In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating OSR processing facilities, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected. We currently hold options over two adjoining sites we have identified in Cardiff which have received certain planning permissions.

As a start up operation, the company will be dependent on the one proposed OSR processing facility and any operational disruption could result in a reduction of its planned sales volumes and could cause it to incur substantial expenditures.

The proposed OSR processing facility will be in one location.  Any disruption to that facility will have an adverse effect on the implementation of its business plan and, later, to its overall operations.  Disruptions may be caused by any number of things.  Initially it may be construction delays due to labor stoppages, inability to obtain materials, permitting requirements and redesign requirements.  After commencement of operations, they may be founded on other issues such as labor disruptions, disruptions in supply, transportation difficulties, unscheduled downtime for repair or modification, or hazards inherent in the industry. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension or termination of operations and the imposition of civil or criminal penalties. As protection against these hazards, the company plans to maintain property, business interruption and casualty insurance, but it cannot provide any assurance that insurance will be adequate to fully cover the potential hazards described above or that the company will be able to obtain or renew insurance on commercially reasonable terms or at all.

The planned production, sale and distribution of processed OSR products is dependent on the existence of sufficient and necessary infrastructure, development of which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial investments required for by relevant entities infrastructure changes and expansion may not be made or may not be made on a timely basis.  Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede delivery of our products, impose additional costs on us or otherwise have a material adverse effect on our business, consolidated financial condition or results of operations.

Unanticipated problems or delays in building our prospective OSR processing facility to the proper specifications may negatively affect our operations.

Our current operating cash flow depends on our ability to timely and economically build, complete and operate OSR processing facilities (and associated power generation facilities if desirable).  If our construction plans are threatened or delayed because we are unable to finance them or for other reasons, our business may experience a substantial setback.  Prolonged problems may fatally threaten the commercial viability of our planned facilities.  Moreover, the occurrence of significant unforeseen conditions or events in connection with this OSR processing facility may require us to re-examine the thoroughness of our due diligence and planning processes.  Any change to our business model or management's evaluation of the viability of these projects could have a material adverse effect on our business, consolidated financial condition or results of operations.

Projected construction and financing costs for OSR processing facilities may also increase to a level that would make these facilities too expensive to build or unprofitable to operate.  Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms.  We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices or raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could delay or prevent us from commencing operations.  Any of these factors could have a material adverse effect on our business, consolidated financial conditions or results of operations.

Our planned business, financial condition and results of operations and business outlook will be highly dependent on commodity prices which are subject to significant volatility and uncertainty, as well as the availability of supplies, which could cause our results to fluctuate substantially.

Our results will be dependent on many different commodity prices, especially prices for vegetable oil, seed processing co-products, OSR and other feedstock and materials used in the construction and operation of our planned OSR processing facility.  As a result of the volatility of the prices for these items our results, if and when we are able to produce OSR oil and meal, may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses.  Declining prices for vegetable oil and seed processing co-products and increased prices for required raw materials for a protracted period while we develop our business plan may impede our ability to finance our planned OSR processing facility and prevent us from commencing operations.  If we are able to commence operations we may attempt to offset some of the effects of fluctuations in prices by entering into forward contracts to supply OSR oil and meal or purchase OSR feedstock or other items or by engaging in transactions involving exchange-traded futures or options contracts, the amount, cost and quantity of which will vary.

Duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

OSR oil is a commodity whose price is determined based on local and global demand, supply and other factors, all of which are beyond our control.  World prices for OSR oil have fluctuated widely in recent years.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return on our investment in OSR processing facilities and on our general financial condition.  Price fluctuations for OSR oil may also affect the investment market, and our ability to raise equity and debt capital.  Future decreases in the prices of OSR oil could have a material adverse effect on our business, consolidated financial condition or results of operations.

The main product from processing OSR, other than raw oil, is OSR oil meal cake, commonly sold as animal feed. This significant co-product is a commodity whose price is determined based on the price of alternative animal feeds, such as wheat, world demand, supply and other factors, all of which are beyond our control.  World prices for oil cake have fluctuated widely in recent years.  We expect that prices will continue to fluctuate in the future.  Price fluctuations will have a significant impact upon our revenue, the return on our investment in our prospective OSR processing facility and on our general financial condition.  Price fluctuations for oil cake may also affect the investment market, and our ability to raise investor capital. Future fluctuations in the price of oil cake or fluctuations in the price of alternate animal feeds could have a material adverse effect on our business, consolidated financial condition or results of operations.

The price of OSR is influenced by market demand, weather conditions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors.  These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  The significance and relative effect of these factors on the price of OSR is difficult to project.  Any event that tends to negatively affect the supply of OSR, such as increased demand, adverse weather or crop disease, could increase OSR prices and potential harm our business. Such a shortage or quality control issues could require us to suspend operations until OSR of acceptable quality is available at economical terms and this disruption could have a material adverse effect on our business, consolidated financial condition or results of operations.

Strategic relationships on which we may rely are subject to change.

Our ability to identify and enter into commercial arrangements with OSR suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and customers will depend on developing and maintaining close working relationships with industry participants.  Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment.  These realities are subject to change and may impair our ability to grow.

To develop our business, we may form strategic relationships.  These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply OSR, or minority investments from third parties.  There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be able to be maintained.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships.  If we do not successfully establish or maintain strategic relationships our business may be negatively affected.

Our business is subject to local legal, political and economic factors which are beyond our control.

We believe that the current political environment for construction of OSR processing facilities is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of our prospective products, environmental issues, land use, air emissions, water use, planning permissions, workplace safety, restrictions imposed on the OSR processing industry such as restrictions on production, substantial changes in product quality standards, restrictions on OSR supply, price controls and export controls. Any changes in financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and could have a material adverse effect on our business, consolidated financial condition or results of operations.

Environmental risks and regulations may adversely affect our prospective OSR processing business.

All phases of designing, constructing and operating OSR processing facilities present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of national and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with OSR processing operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach in compliance may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs.

The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge. If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, this could have a material adverse effect on our business, consolidated financial condition or results of operations.

Penalties we may incur could impair our prospective OSR processing business.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our business, consolidated financial condition or results of operations.

Our prospective OSR processing business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations will require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities.  Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits could have a material adverse effect on our business, consolidated financial condition or results of operations.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the design, construction and operation of OSR processing facilities may result in our becoming subject to liability for pollution, property damage, personal injury, or other hazards. Although we will obtain insurance in accordance with industry standards to address those risks, insurance has limitations on liability that may not be sufficient to cover the full extent of our liabilities. In addition, some risks may not be insurable or, in certain circumstances, we may choose not to obtain insurance to manage specific risks due to the high premiums associated with the insurance, or for other reasons. The payment of uninsured liabilities could reduce the funds available for operations or capital needs. If we suffer a significant event or occurrence that is not fully covered by insurance, or if the insurer of a particular incident is not solvent, this could result in a material adverse effect on our business, consolidated financial condition or results of operations.

Increases in our energy costs will affect operating results and financial condition.

Our OSR processing production costs will be dependent on the costs of the energy sources used to run our facilities. These costs are subject to fluctuations and variations and we may not be able to predict or control these costs. If these costs exceed our expectations, this could have a material adverse effect on our business, consolidated financial condition or results of operations.

We will rely on technology to conduct our prospective OSR processing business and our technology could become ineffective or obsolete.

We will be required to enhance and update our technology to maintain its efficacy and to avoid obsolescence.  The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of technical shortcomings could have a material adverse effect on our business, consolidated financial condition or results of operations.

Decommissioning costs are unknown and may be substantial.

We may become responsible for costs associated with abandoning facilities that we use for production of OSR oil and meal, which we anticipate will have a useful life of twenty years under normal operational and maintenance regimes. Abandonment and reclamation of these facilities and the associated costs are often referred to as "decommissioning." We have not yet determined if we will establish a reserve account for these potential costs for our prospective OSR processing facility or if we will be able to pay for the costs of decommissioning from the proceeds of future sales. The use of other funds to pay for decommissioning costs could have a material adverse effect on our business, consolidated financial condition or results of operations.

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

We require substantial capital to fund our planned business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our Common Stock, who may experience dilution of their ownership interest of our Common Stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional Common Stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Principal Executive Offices

Our principal executive offices are located at Oceana House, 39-49 Commercial Road, Southampton SO15 1GA, UK. We utilize our principal executive offices pursuant to a formal agreement with the landlord and we pay a minimal charge to use these offices.

FFE Ltd has temporary operational offices located at Regus House, Falcon Drive, Cardiff Bay, Cardiff, CF10 4RU, United Kingdom. Its telephone number is +44 (0) 029 2050, which also serves as our principal executive offices telephone number. The offices at Regus House initially covered approximately 500 square feet and cost approximately $4,000 per month. Commencing March 1, 2009 however, this space was reduced to approximately 250 square feet costing approximately $2,000 per month. We utilize this space under a month to month arrangement.

We do not own any real estate.

Malibu Gold Property

For a description of Malibu Gold Property and our mineral properties, see “Description of Business.”

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

State Court Action

On July 24, 2008, Mr. Thomas Barr commenced an action (Case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against our former Chief Executive Officer (“CEO”) and Chairman of the Board, Mr. Brian Barrows, and a former director, Mr. James Laird ("Laird"), seeking declaratory and injunctive relief preventing Messrs. Barrows and Laird from taking actions Mr. Barr believed would be detrimental to the Company, including their taking control of the management of the Company. Mr. Barr's court action sought to preclude Mr. Laird, who had resigned as a director on May 16, 2008 from participating in any future meetings of the Board and to prevent Mr. Barr from being disciplined or otherwise punished for his filing on July 15, 2008, with the SEC, a current report on Form 8-K on behalf of the Company.  On the same date, Mr. Barr filed a motion for a Temporary Restraining Order and Preliminary Injunction seeking such relief on a temporary and preliminary basis pending a trial on the merits of the case.

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. The suit is still active while the Company reviews its options for the prospective recovery of costs incurred and payments made during Mr. Barrows’ tenure.  The Company has not determined whether it will pursue recovery costs incurred and payments made during Mr. Barrow’s tenure, at this point in time but will make appropriate disclosure including an estimate of the likely costs of pursuing such an action in future filings, if it decides to proceed based on a thorough assessment of its review.

Federal Action

The Company, along with Mr. Barrows, filed a complaint against Mr. Barr in federal district court (“the Federal Case”) in Nevada on October 7, 2008 (Case No. 2:08-cv-01358-KLD-RJJ) seeking compensatory and punitive damages and injunctive relief for, among other things, alleged breaches of his fiduciary duties as a director to the Company and its shareholders.  On October 30, 2008 Mr. Barr filed an answer to the complaint denying all of the material allegations set forth in the complaint and asserting affirmative defenses.  Subsequent to the shareholders’ meeting held on December 12, 2008 the Company’s directors, excluding Mr. Barr who recused himself (hereinafter referred to as the “Unaffected Directors”), commenced a review of the Federal Case and the facts and circumstances giving rise to its filing.  Such review included meetings with the Company's legal advisers, compiling and reviewing correspondence between the Company and its consultants, legal advisers, accountants, proxy solicitors and other persons relating to the litigation and the matters alleged therein, and discussions with Mr. Barr and other officers and employees of the Company.  In the course of their review, the Unaffected Directors examined such other records and matters as they deemed appropriate.  The Unaffected Directors concluded, and advised the Board, that the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders and recommended that the Company withdraw from the Federal Case which it did on February 11, 2009. The Federal Case is still active however, as Mr. Barrows has not elected to withdraw his claims against Mr. Barr.  Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Brian Barrows was terminated as an employee of the Company’s subsidiary, Flex Fuels Energy Ltd.  However, Brian Barrows remains as a director of Flex Fuels Energy as he has not tendered his resignation.  He has not participated in any Flex Fuels Energy Ltd board meetings since December 14, 2008.  If he does not resign, the Company expects to go through the required statutory process to remove him, the costs of which are expected to be minimal.

The Company’s wholly-owned subsidiary, FFE Ltd, has received notice from Mr. Barrows, former CEO, stating that he may have a claim against FFE Ltd for breach of contract and UK employment law relating to his dismissal as an employee of FFE Ltd for gross misconduct in February 2009. FFE Ltd does not believe there is any merit to Mr. Barrows’ contention and it is expected that the Company will vigorously defend any such claim and may counterclaim.  At this point, the Company has not received a formal complaint containing actual damage claims, and consequently we are unable to assess with any degree of precision the estimated costs that may be incurred by the Company in defending such action or for any damages that may potentially be awarded arising from any action.  It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on December 12, 2008, at our then principal executive offices in London, to elect three directors to our board of directors.  The Company, through Brian Barrows, nominated Brian Barrows, Paul Gothard and James Laird (collectively the “Company Nominees”).  Alternative nominees consisting of Thomas Barr, John Nangle and David Miller (collectively the “Barr Nominees”) were proposed by Thomas Barr and International Capital Partners, S.A.  At the meeting, our stockholders elected the three Barr Nominees to serve until the 2009 Annual Meeting of Stockholders or until their successors were duly appointed and qualified.

A total of 56,687,127 shares of our common stock was represented in person or by proxy at the meeting, representing approximately 81.70% of our outstanding shares.  The following is a breakdown of the voting results:

Barr Nominees	Votes For	Votes Withheld

Thomas Barr	55,235,986	0
John Nangle	55,235,986	0
David Miller	55,235,986	0

Company Nominees	Votes For	Votes Withheld

Brian Barrows	1,451,141	0
Paul Gothard	1,451,141	0
James Laird	1,451,141	0

The Barr Nominees, accordingly, were elected as directors by the holders of 79.6% of our outstanding shares representing 97.4% of the votes cast at the meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “FXFL.OB” since June 2007. Prior to June 2007 our common stock was not quoted.

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock on the OTCBB, reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)

December 31, 2008	$0.25	$0.11
September 30, 2008	$0.36	$0.15
June 30, 2008	$0.65	$0.18
March 31, 2008	$1.05	$0.51
December 31, 2007	$1.85	$0.71
September 30, 2007	$2.40	$1.76
June 30, 2007	$2.23	$1.90
March 31, 2007	N/A	N/A

On May 21, 2007, our Board of Directors declared a stock split, distribution to be May 22, 2007, in the form of a dividend of five additional shares of our common stock for each share owned by stockholders of record at the close of business on May 21, 2007, in effect 6 for 1 stock split.  All high and low closing bid prices reflect the stock split.  All references within this Form 10-K and in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split, unless explicitly stated otherwise.

(1)	As of December 31, 2008, we had 151 shareholders of record of our common stock, this figure includes corporations, and as such individual shareholder number is unknown

.
Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

In May 2008, we issued 65,000 shares of our common stock to Paul Gothard, our former chief financial officer pursuant to the terms of his March 28, 2007 employment agreement as compensation for services rendered.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not for resale, and we took appropriate measures to restrict resale.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Equity Compensation Plan Information

We have not adopted any stock option or other equity compensation plans since our inception other than our March 28, 2007 Employment Agreement with Paul Gothard under which we issued 65,000 shares of our common stock to Mr. Gothard in May 2008 as compensation for services rendered.  We have no further obligations to Mr. Gothard thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Risk Factors” and elsewhere in this annual report.

Results of Operations

We have incurred a net loss of $4,163,437 for the year ended December 31, 2008.  During the year ended December 31, 2007, we incurred a net loss of $23,911,383 which included a charge of $21,594,587 representing the transaction costs in connection with asset acquisition of FFE Ltd. in accordance with EITF No. 98-3.  The comparable net loss for the year ended December 31, 2007 was therefore amounted to $2,316,796, excluding the transaction costs in connection with asset acquisition of FFE Ltd.  The increase in comparable net loss is mainly due to 1) asset impairment loss amounting to $458,730 as a result of management’s review of our Cardiff Project and the associated capitalized plant under construction costs,  2) increased legal fees amounting to $1,520,644 the majority of which are due to charges associated with the contested Proxy and ongoing litigation, 3) increased professional fees amounting to $130,199 are due to audit fees incurred from additional reporting requirements, 4) increased consulting expenses amounting to $230,136 as discussed below, 5) off set by the decreased payroll and administrative expense amounting to $595,581 primarily due to fair value of shares of common stock issued in lieu of payment for services for the year ended December 31, 2007 as discussed below.  We have incurred a net loss of $29,456,018 for the period from March 10, 2006 (date of inception) through December 31, 2008 and have not yet generated any revenues since inception that can support our operating expenses.  We anticipate that we will not generate any revenues until such time as we have entered into commercial production, of our planned Oilseed Crush business, if at all.

Revenues

We have not generated any revenues for the period from March 10, 2006 (date of inception) through December 31, 2008.

Operating loss

The main components of the recorded operating loss during the fiscal years ended December 31, 2008 and 2007, and for the period from March 10, 2006 (date of inception) through December 31, 2008 were as follows:

	Years ended December 31,		For the Period from March 10, 2006 (date of inception) through December 31,
	2008	2007	2008
Consulting expenses (note 1)	$500,415	$270,279	$770,694
Payroll and administrative expenses (note 2)	$1,335,981	$1,931,562	$3,319,614
Legal Fees (note 3)	$1,878,265	$357,621	$2,235,886
Professional Fees (note 4)	$275,124	$144,925	$435,099
Rent, Office related, Telecoms and Miscellaneous (note 5)	$191,260	$205,921	$397,181
Travel expenses (note 6)	$88,514	$121,537	$210,051
Transaction costs in connection with asset acquisition (note 7)	$-	$21,594,587	$22,897,759
Asset impairment loss (note 8)	$458,730	$-	$458,730

(1)
Consulting expenses included consultants who were engaged in the management and development of the business, which increased by $230,136 or 85% to $500,415 for the year ended December 31, 2008 from $270,279 for the year ended December 31, 2007.  The increase is comprised mainly of the re-imbursement of costs incurred by Mr. Tom Barr in consideration of fees relating to the Litigation, proxy contest and Annual General Meeting held on December 12, 2008.

(2)
Payroll and administrative expenses decreased by $595,581 or 31% from $1,931,562 for the year ended December 31, 2007 to $1,335,981 for the year ended December 31 2008.  The Company issued 137,444 shares of its common stock with a fair value of $123,519 to Mr. Thomas Barr in lieu of payment for services and the fair value of further shares held by Mr. Thomas Barr for those shares not retired and acquired at below market value was adjusted with additional value of $486,278 as compensation for services rendered during the year ended December 31, 2007.

(3)
Legal fees increased by $1,520,644 or 425% from $357,621 for the year ended December 31, 2007 to $1,878,265 for the year ended December 31, 2008, mainly due to increased legal activity caused by the actions described in Item 3 above within this Form 10-K.

(4)
Professional fees increased by $130,199 or 90% from $144,925 for the year ended December 31, 2007 to $275,124 for the year ended December 31, 2008. This was due to increased audit fees charged by our former auditors in relation to additional reporting requirements incurred during the year.

(5)
Rent, Office related, Telecoms and Miscellaneous expenses decreased by $14,661 or 7% from $205,921 for the year ended December 31, 2007 to $191,260 for the year ended December 31, 2008.  This was partly due to the ceasation of a land option site that was held from August 2007 until January 2008.

(6)
Travel expenses consisted of travel, accommodation and subsistence expenses, which decreased by $33,023 or 27% to $88,514 for the year ended December 31, 2008 from $121,537 for the year ended December 31, 2007.  These decreases were primarily due to costs being controlled during the year ended December 31, 2008.

(7)
The Company has completed the asset acquisition of FFE Ltd (a development stage company) on May 29, 2007 and accounted for the transaction in accordance with EITF No. 98-3 as such not qualifying as a business.  FFE Ltd is a newly formed development stage company to develop and exploit Oil Seed Rape (“OSR”) products and or OSR processing facility.  FFE Ltd is missing almost all of the elements necessary to conduct normal operations.  FFE Ltd has not yet commenced its planned principal operations.  The Company has concluded that FFE Ltd, the transferred set’s current activities are focused on the development of a business rather than the operation of a business; hence, the acquisition of FFE Ltd is presumed not to be a business instead an asset acquisition.  Accordingly, the Company has recognized $21,594,587 and $22,897,759 as the transaction cost in connection with asset acquisition of FFE Ltd for the year ended December 31, 2007 and for the period from March 10, 2006 (date of inception) through December 31, 2008, respectively.

(8)
During the year ended December 31, 2008, the Company carried out a detailed review of its capitalized plant under construction costs of the Cardiff Project. The Company has made an impairment charge for the year ended December 2008 of $458,730 to reflect the true and fair carrying value of costs previously capitalized based on the shift in focus by the Cardiff Project from biodiesel production to oilseed crush.

The operating loss for the period from March 10, 2006 (date of inception) through December 31, 2008 amounted to $30,900,531 primarily due to the discussions as per above and as a result of the transaction costs in connection with asset acquisition of FFE Ltd. in December 2006 of $1,303,172 and $21,594,587 on May 29, 2007.

The operating loss was offset partially by the interest income of $541,117 for the year ended December 31, 2008, as compared to $449,147 for the year ended December 31, 2007, mainly due to higher average cash balances held in bank deposit during the year ended December 31, 2008. Interest income for the period from March 10, 2006 (date of inception) through December 31, 2008 amounted to $990,264.

Minority Interest

FFE Ltd became the wholly-owned subsidiary of the Company effective May 29, 2007.  Accordingly, the minority interest charged to the operations decreased from $454,249 for the year ended December 31, 2007 to $0 for the year ended December 31, 2008.  Total minority interest charged to the operations amounting to $454,249 for the period from March 10, 2006 (date of inception) through December 31, 2008, which represented the minority interest share of net loss in FFE Ltd. from December 2006 through May 29, 2007 for the minority shareholders.

Net loss

The Company has incurred a net loss in the amount of $4,163,437 for the year ended December 31, 2008 as compared to $23,911,383 for the year ended December 31, 2007 as discussed above.  The Company has incurred a net loss in the amount of $29,456,018 for the period from March 10, 2006 (date of inception) through December 31, 2008.

Liquidity and Capital Resources

The Company will need substantial amounts of capital to implement its planned business strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that the Company will be able to raise the amount of capital that it seeks for potential acquisitions or for the proposed Cardiff Project.  Even if financing is available, it may not be on terms that are acceptable to the Company.  In addition, the Company does not have any determined sources for the full amount of funding required to implement its entire strategy or for the design, procurement, construction and commissioning of the proposed Cardiff Project and any needed working capital. There is no assurance that any or all of the funding will be obtainable as desired or in full to build the Cardiff Plant.  If the Company is unable to raise the necessary capital at the times it requires such funding, it may have to materially change its business plan, including modifying the proposed plant, delaying implementation of aspects of the business plan or curtailing or abandoning its business plan.  The Company is a speculative investment and investors may lose all of their investment.

Since inception, the Company has financed itself primarily by private placements.  The Company raised $10,000 for shares issued for founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  The total net funds raised of $18,977,068 since inception through December 31, 2008 have been used principally as follows: (a) $3,304,978 in payroll and administrative expenses; (b) $2,140,537 in legal fees; (c) $699,333 in consulting fees; (d)$405,099 in professional fees in connection with our financial reporting requirements; (e) $918,419 in purchase of property and equipment, which included the capitalized plant under construction costs and intangible asset acquired; and (f) to fund the other operating costs.  At December 31, 2008, the Company had available cash balances of $8,702,680 which are held in the interest bearing bank accounts.

At December 31, 2008, cash and cash equivalents was $8,702,680 and we had other current assets, which consist of prepaid expenses and value added tax and other receivables of $85,374 and current liabilities of $699,412, which consist of accounts payable and accrued expenses.  We attribute our net loss to having no revenues to sustain our operating costs as we are a development stage company.   At December 31, 2007, cash and cash equivalents was $16,156,382 and we had other current assets of $155,324 and current liabilities of $306,405.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $3,191,773 for the year ended December 31, 2008, as compared to $2,045,169 for the year ended December 31, 2007. The increase was primarily due to additional legal and consulting fees amounting to approximately $1.5M incurred during the year ended December 31, 2008 for the litigation and Proxy contest as described in Item 4.  During the period from March 10, 2006 (date of inception) through December 31, 2008, the Company used net cash in operating activities of $5,239,442 mainly for legal, consulting fees, professional fees and payroll and administrative expense as discussed and quantified above.

Net Cash Used in Investing Activities

During the year ended December 31, 2008, the Company used net cash in investing activities of $131,442 mainly used to acquire property and equipment (including capitalized plant under construction and office equipment) of $124,202 and intangible assets of $7,240.  During the year ended December 31, 2007, the Company used net cash in investing activities of $786,977 principally used to acquire capitalized plant under construction costs of $747,780 and office equipment of $39,197.  During the period from March 10, 2006 (date of inception) through December 31, 2008, the Company used net cash in investing activities of $948,419, principally used to acquire capitalized plant under construction costs of $870,258, office equipment of $40,921,  intangible assets of  $7,240 and other investing activities of $30,000.  The majority of capitalized plant under construction costs were acquired during the year ended December 31, 2007, with limited ongoing expenditure related to capitalized plant under construction costs during the year ended December 31, 2008.

Net Cash Provided by Financing Activities

The Company did not raise any additional funds during the year ended December 31, 2008.  During the year ended December 31, 2007, the Company received net cash provided by financing activities of $17,332,068 as a result of two private placements completed on May 29, 2007 and July 29, 2007.  During the period from March 10, 2006 (date of inception) through December 31, 2008, the Company received net cash provided by financing activities of $18,977,068 from private placements.

The Company will only commit to capital expenditures for any of its planned projects as and when adequate capital or new lines of finance are made available to it. There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement.  Although it may be offered such financing, the terms may not be acceptable to the Company.  If the Company is not able to secure financing or it is offered on unacceptable terms, then its business plan may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing, the Company will be able to achieve its goals.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2008 and 2007 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses, we have yet to generate any revenue and incurred negative cash flows from operations since date of inception. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The full findings of the Review of the Cardiff Project, including partner negotiations and funding options, are expected to be available during the second quarter of 2009.  Given the difficult capital market environment in general, the Company intends to extract value by partnered development or divestment.  There can be no assurance that the Company will be successful in finding partners for developing the project further, or that the project can be divested to extract value.

Critical Accounting Policies and Estimates

Significant Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Development Stage Company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The Company has generated no revenues to date and is utilizing the capital that were raised by way of the private placements referred to above to commence initial work on a proposed Cardiff Projects plant and to fund its current planned operations.

Going Concern

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy Incorporated and Flex Fuels Energy Limited.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition

The Company has not yet generated any revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

During the period from March 10, 2006 (date of inception) through December 31, 2008 the following stock-based compensations were issued.  On December 18, 2006 Mr. Thomas Barr received 412,038 shares, May 22, 2007 Mr. Thomas Barr received 137,344 shares and on May 18, 2008 Mr. Paul Gothard received 65,000 shares.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black- Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  The functional currency of the Company’s wholly owned subsidiary, Flex Fuels Energy Limited is in its local currency (Great British Pound – GBP).  In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109”, (“FIN 48”), which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company’s tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company was required to adopt FIN 48 on January 1, 2007.  The adoption of this statement did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157" ).  The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.  We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Effective January 1, 2008, the Company adopted SFAS No. 159.  The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on January 1, 2009 and early adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  Management has not determined the effect that adopting this statement would have on the Company's consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the provisions of EITF 07-5.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements and Notes thereto commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Report on Form 8-K dated January 13,2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of December 31, 2008, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	49	December 2006
Robert Galvin	Chief Financial Officer, Treasurer and Secretary	40	December 2008
John Nangle	President, Chairman and Director	54	December 2008
David Miller	Director	49	December 2008

Certain biographical information of our directors and officers is set forth below.

Thomas Barr:  Mr. Barr, age 49, has served as a director of the Company since December 2006. He has served as Vice President of Alternative Fuels Operations of the Company since April 2007.  From January 2005 to April 2007, Mr. Barr acted as a consultant to small and medium sized private and public enterprises regarding prospective funding, investor and public relations strategy, collateral creation, website development and public market quotation, including Index Oil and Gas, Inc. and Four Rivers BioEnergy Inc.  From December 2001 to December 2004, Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange company, at which Mr. Barr’s main duties were to draft and implement corporate statements.  While serving as a consultant to EasyScreen PLC, Mr. Barr was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition.  From January 1996 to November 2001 Mr. Barr was a private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction. Mr. Barr obtained a BSc from Stirling University, Scotland, in 1981. Mr. Barr is a citizen of the United Kingdom.

Robert Galvin: Mr. Galvin, age 40, is a founding partner in the ARM Partnership, a corporate and financial advisory firm that specializes in small cap, venture backed fast growth businesses.  Prior to this, he was a Director within the Arthur Andersen Corporate Finance Division, responsible for operations and supporting the development of business units globally; previously, Mr. Galvin began his career in the commercial banking division of Barclays Plc, advising and arranging advances for small and medium sized companies in the UK ..  He sits on the Boards of a number of U.K. private companies.  He has a first class honors degree BA (hons), and is an Associate of the Chartered Institute of Bankers.  Mr. Galvin is a citizen of the United Kingdom.

John Nangle:  Mr. Nangle, age 54, is an energy consultant. In January 2006, he co-founded Green Energy Partners Limited, a U.K. company engaged in the business of energy consulting specializing in gas, power and renewable energy, and he has served as a director of Green Energy Partners Limited since that time.  Since January 2008, through Green Energy Partners Limited, he has primarily worked as an advisor to Her Majesty’s Treasury, the United Kingdom’s economics and finance ministry, regarding the procurement of energy by government.  From December 2007 to date, Mr. Nangle, has served as director of Four Rivers BioEnergy Inc.  From April 2004 to date, Mr. Nangle has served as a director of The Green Renewable Energy Company, a company which he co-founded, which is engaged in developing biomass fueled power generation plants.  From December 1994 to date, Mr. Nangle has been a director of Navan Consulting, a company providing consulting services primarily to energy companies. From June 1996 to October 2002, Mr. Nangle was director of energy trading at Amerada Hess Gas.  From March 1980 to September 1994, Mr. Nangle held a variety of positions within the BP Group.  Mr. Nangle is a citizen of the United Kingdom.

David S. Miller: Mr. Miller, age 49, has been providing consultancy services to a venture capital provider since January 2009. From January 2006 through December 2008 he was the Sales Development Director for DX Group Ltd., which is a provider of specialized business mail and delivery services. From September 1999 through September 2005, Mr. Miller was the Sales and Marketing Director for MailSource UK Ltd. From 1978 through 1999, Mr. Miller was employed by Barclays Bank PLC, where his positions included Head of Regional Sales, South East Region, and Regional Sales Manager, Thames Valley Region. Mr. Miller is a citizen of the United Kingdom.

Employment Agreements

Pursuant to a Letter Agreement dated August 8, 2007 (the “Letter Agreement”), we paid Brian Barrows aggregate salary and fees during 2008 for services provided to us in all capacities in the amount of $231,445.  Under the Letter Agreement, Mr. Barrows was required to provide us with his services for 3.5 days per week and was entitled to receive a base salary of approximately $12,500 per month together with reimbursement of reasonable business expenses. Effective July 1, 2008 the base monthly salary was retroactively  increased to approximately $16,660 per month, to reflect an increase in time and service requirements subsequent to the commencement of his engagement.  In May 2008, we paid Mr. Barrows approximately $60,000 in addition to his base monthly salary in consideration of the increases in time and service requirements.  The Letter Agreement also contained a confidentiality provision. The Letter Agreement was terminated effective February 24, 2009.

Pursuant to a March 28, 2007 Employment Agreement between Paul Gothard and our wholly owned subsidiary, Flex Fuels Energy Limited (the “2007 Employment Agreement”), and a September 12, 2008 Consulting Agreement between us and Mr. Gothard (the “Consulting Agreement”), we paid Mr. Gothard aggregate salary, fees and stock awards during 2008, for services provided in all capacities, in the aggregate amount of $98,037 consisting of $73,662 in salary and $24,375 in stock awards.  During 2008, Mr. Gothard served as our Chief Financial Officer from January 17, 2008 until April 30, 2008 and from October 13, 2008 until December 12, 2008.  Pursuant to the 2007 Employment Agreement, Mr. Gothard received a monthly base salary of approximately $15,000 for the period January 1, 2008 through April 30, 2008 and received 65,000 shares of our common stock in May 2008 valued at $58,500 in total (the Company charged $34,125 and $24,375 to its operations for the years ended December 31, 2007 and 2008 respectively).  The 2007 Employment Agreement was terminated effective April 30, 2008.  Pursuant to the Consulting Agreement, we paid Mr. Gothard a base monthly fee of approximately $5,000 for the period from October 1, 2008 until December 31, 2008. The Consulting Agreement was terminated effective December 31, 2008 as per the terms of the contract.  The 2007 Employment Agreement provided for a base annual salary of $180,000, the payment of 65,000 shares of our common stock, and expense reimbursement.  It also contained confidentiality and non-compete provisions.  The Consulting Agreement required Mr. Gothard to provide us with his services for up to 5 days per month.  Additional days were to be paid at the rate of approximately $1,000 per day.

Pursuant to a January 1, 2007 Employment Agreement between us and Thomas Barr (the “Employment Agreement”) and a December 12, 2008 Supply of Services Agreement between us and Mr. Barr (the “Services Agreement”), we paid Mr. Barr an aggregate of $232,815 in salary and fees during 2008 for services provided in all capacities.  This included a one-time payment of $110,000 in December 2008 for additional services provided by Mr. Barr during 2008 in connection with our proxy fight and management dispute.  The Employment Agreement was terminated effective December 12, 2008 (the “Termination Date”). The Services Agreement is presently in effect.  Pursuant to the Employment Agreement, we were required to pay Mr. Barr a base monthly salary of $10,000, a one-time payment of 68,736 shares of our common stock, and expense reimbursement in consideration of his providing us with services during normal business hours.  The Employment Agreement contained non-compete, non-solicitation and confidentiality provisions.  The non-complete provision prohibits Mr. Barr for a period of two years from the Termination Date, without our prior written consent, from engaging in any business activities or having an interest in or with any competing business in the United Stated, England, Italy and any other foreign jurisdiction in which we have offices or own or manage seed processing facilities, refineries producing bio diesel products, or engage in the business of selling, supplying and distributing bio diesel products.

Under the Services Agreement, Mr. Barr devotes his business time to the performance of the services reasonably required by his positions.  The Agreement will expire on May 1, 2009 but is subject to automatic extensions for additional one month periods unless either party gives written notice of termination to the other at least 3 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the Services Agreement of  £7,916 (approximately $11,500) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The Agreement contains standard confidentiality provisions.  The Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Agreement.

Effective December 12, 2008 we entered into a Consulting Agreement (the “Consulting Agreement”) with The ARM Partnership (the “Consultant”), a  partnership in which Robert Galvin, our Chief Financial Officer, Treasurer and Secretary is a partner.  Thereunder, we receive the services of Mr. Galvin for not more than 3 days per month.  Mr. Galvin’s responsibilities under the Consulting Agreement include oversight of our finance and internal control functions, review of our SEC filings and advising us on SEC regulatory matters.  The Consulting Agreement may be terminated by us or the Consultant for cause or upon an event of default upon 15 days prior written notice or by either party without cause upon 3 months prior written notice.  Under the Consulting Agreement, we pay the Consultant $5,000 per month for services and reimburse the Consultant’s related business expenses.  In the event we require the services of Consultant for more than 3 days per month, we pay Consultant for the additional days at the rate of $1,200 per day.  The Agreement also contains confidentiality provisions.  Effective May 1, 2008 through October 10, 2008, we had a similar consulting agreement with the Consultant.

John Nangle presently serves as our President on a part-time basis. We do not presently have an employement agreement with Mr. Nangle in connection with his serving as such. Effective December 12, 2008 however, we entered into a Supply of Services Agreement (the "Services Agreement") with Mr. Nangle under which Mr. Nangle serves as our Chairman and provides us with his services, in all capacities, for up to 3 days per month. We pay Mr. Nangle a base monthly fee under the Services Agreement, which includes payment for attending board meetings, of $3,475. In the event that the performance of his duties under the Services Agreement requires Mr. Nangle to devote more than 3 days per month to such performance, our board of directors may, in its sole discretion, pay Mr. Nangle additional fees at the rate of approximately $1,200 per day. The Services Agreement renews automatically for 1 month periods unless either party gives written notice to the other at least 1 month prior to the proposed expiration date. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrant and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Nangle, in addition to all fees due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Nangle, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Board Committees

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee.  We currently have no operating revenues.  Presently, we have only one independent director.  Management does not believe that it would be in our best interests at this time to retain additional independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain additional independent directors and form audit, compensation, and other applicable committees.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. Our three directors perform all functions that would otherwise be performed by committees.

Board of Directors and Board Compensation

David Miller is our only independent director.  Our other directors, Tom Barr and John Nangle, also serve as executive officers. We pay our directors a set monthly fee for attending board meetings of $3,475.  Mr. Barr also receives compensation in his executive officer capacity and Messrs. Nangle and Miller receive compensation for any services provided by them outside the scope of their directorships.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2008, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows:

•	Brian Barrows failed to file a Form 4 in connection with his termination as an officer and director.

•	Paul Gothard filed Forms 3 and 4 on a late basis.

•	John Nangle filed a Form 3 on a late basis.

•	David Miller filed a Form 3 on a late basis.

•	Robert Galvin filed a Form 3 on a late basis

•	James Laird filed a Form 4 on a late basis.

Code of Ethics

On December 13, 2007 we adopted a Code of Ethics that applies to our executive officers.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Flex Fuels Energy, Inc. at Oceana House, 39-49 Commercial Road, Southampton SO15 1GA, United Kingdom.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2008, 2007 and 2006 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that received annual compensation during the fiscal year ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas Barr – Chief Executive Officer	2008 2007 2006	232,815 106,148 0	0 0 0	0 609,798 48,000	0 0 0	0 0 0	0 0 0	0 0 0	232,815 715,946 48,000

Brian Barrows – Former Chief Executive Officer	2008 2007 2006	231,445 75,218 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	231,445 75,218 0

Robert Galvin – Chief Financial Officer	2008 2007 2006	32,112 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	32,112 0 0

Paul Gothard – Former Chief Financial Officer	2008 2007 2006	73,662 149,089 0	0 0 0	24,375 34,125 0	0 0 0	0 0 0	0 0 0	0 0 0	98,037 183,214 0

Except for our March 28, 2007 Employment Agreement with Paul Gothard pursuant to which we issued 65,000 shares of our common stock to Mr. Gothard in May 2008, we have not issued any stock options or maintained any stock option or other equity incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 31, 2008 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants,  rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 31, 2008.  Each person’s address is c/o Flex Fuels Energy, Inc., Oceana House, 39-49 Commercial Road, Southampton SO15 1GA, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Iestyn Morgan	Common Stock, $0.001 par value	6,606,887	9.5%

Gillian Penton	Common Stock, $0.001 par value	7,865,341	11.3%

JTC Trustees (3)	Common Stock, $0.001 par value	7,865,341	11.3%

Thomas Barr	Common Stock, $0.001 par value	749,382	1.1%

Robert Galvin	Common Stock, $0.001 par value	0	0%

John Nangle	Common Stock, $0.001 par value	0	0%

David Miller	Common Stock, $0.001 par value	0	0%

All officers and directors as a group (4 persons)	Common Stock, $0.001 par value	749,382	1.1%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 69,380,441 shares of common stock issued and outstanding on December 31, 2008.

(3)	Gordon Ewart has voting and investment power over the shares owned by JTC Trustees.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans since our inception other than our March 28, 2007 Employment Agreement with Paul Gothard under which we issued 65,000 shares of our common stock to Mr. Gothard in May 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008, we paid Laird Exploration Ltd., a company in which James Laird is the president and a director, $31,045 in connection with our mining operations.  Of this $30,000 related to direct costs for Jim Laird and $1,045 related to exploration costs.  On March 27, 2006, the Company acquired the mineral license from Mr. Jim Laird, a former director and stockholder, for $10,000.  As a non-Canadian individual or company cannot directly hold a mineral license in British Columbia therefore it was initially held on behalf of the Company by Jim Laird (a former director). It was subsequently transferred to Esther Briner (a licensed prospecting agent and stockholder) in June 2006 who then transferred it to Coalharbour Consulting, Inc (“Coalharbour”), a licensed prospecting agent owned and controlled by Esther Briner (a stockholder) in July 2007. In December 2007, the license was transferred back to Jim Laird who holds the license on behalf of the Company.

During 2008, we paid an aggregate of $231,445 to Brian Barrows for services provided to us by Mr. Barrows in all capacities including approximately $60,000 in May 2008 for services rendered by Mr. Barrows beyond his contractual time commitment.  We may have overestimated Mr. Barrows entitlements for the additional work time and if it is determined that we overpaid Mr. Barrows, we intend to seek appropriate reimbursement from Mr. Barrows (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2008, we paid an aggregate of $232,815 to Thomas Barr for services provided to us by Mr. Barr in all capacities including a one-time payment of approximately $110,000 in December 2008 for services rendered by Mr. Barr in connection with our proxy fight and management dispute (See Item 1. Business – Management Dispute) (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2008, we paid an aggregate of $98,037 to Paul Gothard for services provided to us by Mr. Gothard in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

Director Independence

None of our three present directors other than David Miller are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as our two other directors also serve as executive officers.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

RBSM LLP provided audit services to Flex Fuels in connection with its annual report for each of the two years in the period ended December 31, 2008 and the period from March 10, 2006 (date of inception) through December 31, 2008.  The aggregate fees billed by RBSM LLP for the audits, audit related, tax fees and all other fees during the year ended December 31, 2008 was $0

The aggregate fees billed to us by our former principal accountant BDO Stoy Hayward LLP for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	$202,000	$123,000
Audit-related fees (2)	31,000	10,000
Tax fees (3)	0	0
All other fees (4)	25,000	0
Total fees	$258.000	$133,000

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2008, were approved by our board of directors.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of the Company dated March 10, 2006 (1)

3.2	3.2	By-laws of the Company (1)

10.1	10.1	Asset Purchase Agreement dated March 27, 2006, entered into by and between James Laird and the Company (1)

10.2	10.1	Acquisition Agreement dated December 29, 2006 entered into by and among the Company, Flex Fuels Energy Limited, the stockholders of Flex Fuels Energy Limited and the individuals signatory thereto (2)

10.3	10.2	Form of a Voting Trust Agreement entered into in connection with the Acquisition Agreement (2)

10.4	10.3	Form of Lock-up Agreement entered into in connection with the Acquisition Agreement (2)

10.5	10.4	Subscription Agreement dated December 29, 2006 entered into by and among the Company and the subscribers’ signatories thereto (2)

10.6	10.6	Employment Agreement dated April 12, 2007 entered into by and between the Company and James Laird (3)

10.7	10.7	Employment Agreement dated January 1, 2007 entered into by and between the Company and Thomas Barr (3)

10.8	*	Supply of Services Agreement dated December 12, 2008 between the Company and Thomas Barr

14.1	*	Code of Ethics

21	*	List of Subsidiaries

31.1	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

(1)
Filed with the Securities and Exchange Commission on August 4, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-1 (file no. 333-136349), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on January 5, 2007, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on April 17, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Dated: April 15, 2009	By:	/s/ Thomas Barr
Thomas Barr
Chief Executive Officer and Director

Dated: April 15, 2009	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15 day of April, 2009.

/s/ Thomas Barr	April 15, 2009
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	April 15, 2009
Robert Galvin, Chief Financial and Accounting Officer

/s/ John Nangle	April 15, 2009
John Nangle, President and Director

/s/ David Miller	April 15, 2009
David Miller, Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the period from March 10, 2006 (date of inception) through December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and the for the period from March 10, 2006 (date of inception) through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Flex Fuels Energy, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Flex Fuels Energy Inc. and its wholly owned subsidiaries (the “Company”), a development stage company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008 and the period from March 10, 2006 (date of inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flex Fuels Energy, Inc. and its wholly owned subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period from March 10, 2006 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company is a development stage company and has not commenced its planned principal operations, has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
April 15, 2009

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,702,680	$16,156,382
Prepaid expenses	49,138	63,688
Value added tax and other receivables	36,236	91,636

Total Current Assets	8,788,054	16,311,706

Property and equipment, at cost, net of accumulated
depreciation of $26,840 and $13,133, respectively	418,826	775,568

Intangible assets	7,240	-

Security deposits	5,212	8,600

Total Assets	$9,219,332	$17,095,874

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$386,849	$67,091
Accrued expenses	273,327	174,110
Taxation and social security	39,236	65,204

Total Current Liabilities	699,412	306,405

Total Liabilities	699,412	306,405

Commitments and contingencies

Minority interest	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
69,380,441 and 69,315,441 shares issued and outstanding at December 31, 2008 and 2007, respectively	69,380	69,315
Additional Paid-in Capital	41,993,085	41,968,775
Accumulated other comprehensive loss - foreign currency translation adjustment	(4,086,527)	43,960
Deficit accumulated during development stage	(29,456,018)	(25,292,581)
Total Stockholders' Equity	8,519,920	16,789,469

Total Stockholders' Equity and Liabilities	$9,219,332	$17,095,874

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	Ended December 31,		December 31,
	2008	2007	2008

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	1,045	7,678	8,723
Selling, general and administrative charges	4,244,779	3,212,514	7,525,319
Impairment loss of long-lived assets	458,730	-	458,730
Impairment loss - mineral claims	-	-	10,000
Transaction costs in connection with asset acquisition	-	21,594,587	22,897,759

Total operating expense:	4,704,554	24,814,779	30,900,531

Operating loss	(4,704,554)	(24,814,779)	(30,900,531)

Other income (expense):
Interest and other income	541,117	449,147	990,264

Loss before provision for income taxes and minority interest	(4,163,437)	(24,365,632)	(29,910,267)

Provision for income tax	-	-	-

Loss before minority interest	(4,163,437)	(24,365,632)	(29,910,267)

Minority interest	-	454,249	454,249

Net loss	$(4,163,437)	$(23,911,383)	$(29,456,018)

Net loss per common share - basic and fully diluted	$(0.06)	$(0.35)	$(0.44)

Weighted average number of common
shares outstanding - basic and fully diluted	69,356,934	68,052,784	66,237,412

Comprehensive Loss:
Net Loss	$(4,163,437)	$(23,911,383)	$(29,456,018)
Foreign currency translation adjustment	(4,130,487)	43,960	(4,086,527)
Comprehensive Loss	$(8,293,924)	$(23,867,423)	$(33,542,545)

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31,2008

			Additional	Deficit Accumulated During Development	Accumulated Other Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Income/(Loss)	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	1,635,000

Net Loss				(1,381,198)	-	(1,381,198)

Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007		-	307,978	-	-	307,978

Fair value of shares issued in Lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	34,125

Comprehensive income	-	-	-	-	43,960	43,960

Net Loss	-	-	-	(23,911,383)	-	(23,911,383)

Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	16,789,469

Common stock issued for compensation in May 13, 2008	65,000	65	24,310	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	(4,163,437)

Balance at December 31, 2008	$69,380,441	$69,380	$41,993,085	$(29,456,018)	$(4,086,527)	$8,519,920

The accompanying notes are an integral part of these consolidated financial statements

FLEX FUELS ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	Ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(4,163,437)	$(23,911,383)	$(29,456,018)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss of long-lived assets	458,730	-	458,730
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	24,375	643,923	716,369
Transaction costs in connection with asset acquisition	-	21,594,587	22,897,759
Depreciation expense	22,214	13,168	35,382
Minority Interest	-	(454,249)	(454,249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,550	(63,688)	(49,138)
Sales tax and interest receivable	55,400	(91,137)	(35,737)
Security deposits	3,388	(8,600)	(5,212)
Accounts payable	319,758	47,360	380,573
Accrued expenses	99,217	119,646	222,863
Tax and social security	(25,968)	65,204	39,236
Net cash used in operating activities	(3,191,773)	(2,045,169)	(5,239,442)

Cash flows from investing activities:
Purchase of property and equipment	(124,202)	(786,977)	(911,179)
Purchase of intangible asset	(7,240)	-	(7,240)
Cost of investment in FFE ltd	-	-	(20,000)
Purchase of mineral claim	-	-	(10,000)

Net cash used in investing activities	(131,442)	(786,977)	(948,419)

Cash flows from financing activities:
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	17,332,068	18,977,068
Net cash provided by financing activities	-	17,332,068	18,977,068

Effects of exchange rate changes on cash	(4,130,487)	43,960	(4,086,527)

Net (decrease) increase in cash and cash equivalents	(7,453,702)	14,543,882	8,702,680

Cash and cash equivalents, beginning of period	16,156,382	1,612,500	-

Cash and cash equivalents, end of period	$8,702,680	$16,156,382	$8,702,680

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure of non cash activities:
Shares of common stock issued or acquired in lieu of payment for services	$24,375	$643,923	$716,369
Transaction costs in connection with asset acquisition	$-	$21,594,587	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464

The accompanying notes are an integral part of these consolidated financial statements.

Flex Fuels Energy, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 1 - Nature of Operations and Going Concern

Nature of Operations

Flex Fuels Energy, Inc. (“Flex Fuels” “we”, “us”, “our”) (formerly Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. These mining claims are hereafter referred to as the “Malibu Gold Mine Property” or the “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into the Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd as more fully described below. FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007.  Flex Fuels Energy, Inc. and or Flex Fuels Energy, Inc. and FFE Ltd are hereafter collectively referred to as (the “Company”).

Flex Fuels is currently engaged in two sectors:

•	developing our business of manufacturing and distributing Oil Seed Rape (“OSR”) products through our wholly owned subsidiary, FFE Ltd.

•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold Property operation.

FFE Ltd. has the following subsidiaries, each of which was formed under the laws of England and Wales:

·        Flex Fuel Biomass Ltd.;

·        Flex Fuel Crush Ltd.;

·        Flex Fuel Farming Ltd.;

·        Flex Fuel Refineries Ltd.; and

·        Flex Fuel Trading Ltd.

These subsidiaries are hereinafter collectively referred to as the "FFE Ltd. Subsidiaries." The FFE Ltd. Subsidiaries have conducted no activities since their respective formations and remain inactive at this time.

In May of 2007, Flex Fuels authorized and affected a dividend in the form of common stock, whereby each stockholder of record of Flex Fuels as of the end of the business day on May 21, 2007, received five shares of common stock, in exchange for one share of existing common stock held, in effect 6 for 1 stock split.  All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split, unless explicitly stated otherwise.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has generated no revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2008.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $29,456,018 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its construction of the Cardiff Project and acquisition endeavors and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

The Company has undertaken further steps as part of a plan to commence its planned operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  The Company will continue its effort to explore different options to raise capital.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has generated no revenues to date and has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2008, the Company has accumulated losses of $29,456,018.

Principles of consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (see Note 1, under "Nature of Operations"). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd are maintained using the local currency (Great British Pound) as the functional currency.  In accordance with SFAS No. 52, "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year.  FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average exchange rates.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis over the estimated useful lives of the assets as follows:

Office equipment	2 years
Capitalized Plant under Construction	N/A

Costs relating to the design, permitting, specification and construction of the Company’s Cardiff Project are being capitalized until the plant construction has started and the plant is operational, at which time depreciation will commence.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment.   The Company has recorded an asset impairment loss of $458,730 on its Capitalized Plant under Construction at December 31, 2008 as a result of management’s detail review of the Cardiff Project, see Note 2, “Impairment of long-lived assets”.

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company does not have any common stock equivalents at December 31, 2008 and 2007.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at December 31, 2008 (approximately $72,000 at December 31, 2008) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $8,561,000 and $16,086,000 at December 31, 2008 and 2007, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.  The Company does not have any employee stock options and stock purchases plans at December 31, 2008 and 2007, respectively.

During the period from March 10, 2006 (date of inception) through December 31, 2008, the following stock-based compensations were issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were no employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2008. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

Revenue recognition

The Company has not yet generated any revenues to date.  It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred.  As at December 31, 2008 and 2007, the Company had incurred no research and development costs.

Segment information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The Company’s reportable operating segments are the Malibu Gold Property and planned OSR processing operations (see Note 9).

Impairment of long-lived assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

The Company has determined that its Malibu Gold property is to be impaired as of December 31, 2006, as per SFAS 144, “Accounting for the Impairment of Long-Live Assets.” Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.  The license was originally acquired for $10,000 in cash and initially held on behalf of the Company by Jim Laird – see Note 6 - Related Party Transactions.

In addition, the Company has recorded a total asset impairment loss of $458,730 to its operations on December 31, 2008.  The asset impairment loss consist of an impairment loss on the Capitalized Plant under Construction Costs for the Cardiff Project as this was evaluated as no longer adding value to the Cardiff Project based on management’s detail review performed during December 2008 mainly due to the change in its strategy of the Cardiff Project from Biodiesel to Oilseed Crush.

Minority Interest

The Minority Interest represents the equity attributable to the external shareholders of a subsidiary of variable interest entity that the initial 15% interest was acquired by the Company in December 2006.  FFE Ltd. ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd.  Effectively, minority interest ceased on May 29, 2007.  It is comprised of the portion of the net assets attributable to the minority on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses.

At December 31, 2007 the Minority Interest was as follows:
Amount
Balance at December 31, 2006	$1,228,691
Share of losses	(454,249)
Acquired remaining 85% interest by the Company – May 29, 2007	(774,442)
Balance at December 31, 2007	$-

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (the “FSAB”) issued “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB issued Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”.  Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required.  As of a result of implementing FIN 48, there has been no adjustment made to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations or cashflows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS No. 157.  The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2"), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the fiscal years beginning after November 15, 2008.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Effective January 1, 2008, the Company adopted SFAS No. 159.  The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No.  FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on January 1, 2009 and early adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the provisions of EITF 07-5.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Note 3 – Capitalized Plant under Construction

Costs relating to the design, permitting, specification and construction of the Company’s Oilseed Crush Plant are being capitalized until the plant construction has started and the plant is operational, at which time depreciation will commence.

The Company charged an asset impairment loss of $458,730 to its operations on December 31, 2008 in relation to the change in its business strategy, (see Note 2 “Impairment of long-lived assets”).

Note 4 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	December 31,
	2008	2007

Capitalized Plant under Construction	$868,065	$747,780
Office equipment	36,331	40,921
	904,396	788,701
Asset impairment loss	(458,730)	(-)
Adjusted cost basis	$445,666	$788,701

Accumulated depreciation and amortization	(26,840)	(13,133)
Carrying value	$418,826	$775,568

Depreciation expense was $22,214 and $13,168 for the years ended December 31, 2008, 2007, respectively and $35,382 for the period from March 10, 2006 (date of inception) through December 31, 2008. The impairment charge was $458,730 for the year ended December 31, 2008, $0 for the year ended December 31, 2007 and $458,730 for the period from March 10, 2006 (date of inception) through December 31, 2008, respectively. The impairment loss relating to the year ended December, 31 2008 has been charged to operations resulting from the recent detailed review of the Cardiff Project by the newly appointed board.

Note 5 - Related Party Transactions

On March 27, 2006, the Company acquired the mineral license from Mr. Jim Laird, a former director and stockholder, for $10,000.

As a non-Canadian individual or company cannot directly hold a mineral license in British Columbia, therefore it was initially held on behalf of the Company by Jim Laird (a former director). It was subsequently transferred to Esther Briner (a licensed prospecting agent and stockholder) in June 2006 who then transferred it to Coalharbour Consulting, Inc (“Coalharbour”), a licensed prospecting agent owned and controlled by Esther Briner (a stockholder) in July 2007. In December 2007, the license was transferred back to Jim Laird who holds the license on behalf of the Company.

The claims are currently in good standing and are 100% owned by Flex Fuels, subject to a carried 3% Net Smelter Return Royalty if mineral production is commenced.

Under the laws of the government of British Columbia regarding Mineral Tenure, the property can be held in perpetuity, provided all required governmental fees are paid in a timely manner.  Annual work requirements can be fulfilled by performing approved work or by payment of cash-in-lieu. Development of the property is subject to obtaining a work permit from the government for certain types of work beyond basic exploration sampling and geological studies. More advanced development programs may also require an environmental survey.

The Sechelt First Nation group (which represents the local Indian populace and is part of government in Canada) are brought into consultation at the work permit stage.  Additional government departments are also notified of the application for a work permit.  In general, the work permit process takes about 4 - 6 weeks, provided that it has been filed properly and fully.  There are no fees required to obtain a work permit.

The duration of a work program must be stated on the permit application, and there are numerous regulations under the British Columbia Mineral Tenure Act 1996 (consolidated 2007) and the British Columbia Mineral Exploration Code which state how the work must be carried out.

Prior to major production (not bulk-sampling), the mineral deposit area proposed for production must be surveyed and a mining lease obtained from the government of British Columbia.  Circumstances that may lead to relinquishing such rights include failure to determine profitable deposits, sale of the license and a lack of funding.

Under the accounting treatment set forth in SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”), because of the Company’s current period operating loss, its history of operating losses, a projection of continuing losses associated with the Malibu Gold property and the fact the property is without known reserves along with the fact the proposed program is exploratory in nature, the Company is allowed to treat the mining license as fully impaired

During 2008, the Company incurred costs of approximately $31,045, with Laird Exploration Ltd (“Laird”), $1,045 relating to phase 1 of its mining operations and approximately $30,000 annual cost associated directly with Jim Laird for. Jim Laird is the President and a director of Laird.

NOTE 6 – ACQUISITIONS

On May 29, 2007, Flex Fuels acquired the remaining 85% of FFE Ltd, a development stage company formed under the laws of England and Wales, for the purpose of diversifying the Company’s business. As a consideration for the acquisition of the shares, the Company issued an aggregate of 24,854,477 shares of its common stock, $0.001 par value to the stockholders of FFE Ltd.

The Company has attributed a fair value of $22,369,000 on the shares issued based upon stock placed at $0.90 per share under the private placement completed on the same day. Flex Fuels had acquired its initial 15% holding in FFE Ltd in December 2006.

The acquisition of FFE Ltd (a development stage company) has been accounted for not as part of a business combination but the purchase of assets and assumption of liabilities not qualifying as a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt or Production Assets or of a Business” (‘EITF No. 98-3”). Management determined that FFE Ltd was not business (under EITF 98-3) as it did not have a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  In addition, FFE Ltd, the transferred set’s current activities are focused on the development of a planned business rather than the operation of a business.  Because the planned principal operations of FFE Ltd. have not yet commenced, the set is not a business in accordance with EITF No. 98-3.

The assets acquired and liabilities assumed were recorded at fair value. Management undertook a review of intangible assets and concluded that the only potential intangible asset was the value of the business plan proposed by FFE Ltd and the ability of the FFE Ltd management to deliver that plan. Management then made an assessment as to whether this qualifies as a separately identifiable asset under US GAAP.

For an asset to be identifiable it must either be separable and thus be capable of being sold, rented, licensed etc or the asset arises from contractual or legal obligations.

The management concluded that the FFE Ltd business plan was not separately identifiable from FFE Ltd’s management and their ability to deliver the plan and neither the business plan nor management were subject to contractual obligations that could be capitalized. Additionally, because FFE Ltd had to further raise significant additional capital and secure numerous capital and operational contracts to execute the business plan the value of any such asset could not be measured reliably.

Therefore management concludes that the cost of the purchasing the business plan and management‘s ability to deliver that plan cannot be capitalized and must therefore be expensed in the consolidated statements of operations in accordance with EITF No. 98-3 as transaction costs in connection with asset acquisition.

The purchase price allocations for the transactions are as follows:

Acquisition of 85% of FFE Ltd in May 2007:

Fixed assets	$221,442
Cash	662,000
Current assets	105,000
Current liabilities	(214,000)
Purchase of business plan - expensed	21,594,587
$22,369,029

The Company has expensed the cost of the business plan acquired of $21,594,587 as transaction cost in connection with the asset acquisition of FFE Ltd. at the completion date of this transaction in accordance with EITF No. 98-3.

Acquisition of 15% of FFE Ltd in December 2006:

Cash	$225,000
Current liabilities	(8,172)
Purchase of business plan - expensed	1,303,172
$1,520,000

The Company has expensed the cost of the business plan acquired of $1,303,172 as transaction cost in connection with the asset acquisition of FFE Ltd. at the completion date of this transaction in accordance with EITF No. 98-3.

With regard to the acquisition of 15% of FFE Ltd in December 2006, the Company determined that FFE Ltd was a Variable Interest Entity under FIN46R (“Consolidation of Variable Interest Entities”) and therefore the balance sheet and results of FFE Ltd were consolidated with the Company’s balance sheet and results. The determination was based on the fact that although the Company acquired a 15% holding in FFE Ltd, the Company provided all of the initial capital for the operations of FFE Ltd and therefore took on risks in excess of its percentage holding or voting rights.

Note 7 - Commitments and Contingencies

Lease commitments

The Company has an option to purchase a leased land site situated in Cardiff, Wales for the Oilseed Crush Plant.  The commitment is for approximately $120,000 per annum until May 2009.  If the option is exercised prior to May 31, 2009, the license period commences and the commitment is then $154,393 during year 2, $307,299 during year 3, $428,686 during year 4 and $525,000 during year 5.

Employment agreements

For the year ended December, 31 2008, the Company entered into employment agreements with certain officers and employees of the Company each for a term ranging from 3 months temporary to full time contracts term of 12 months . Total annual base salaries under these agreements are $762,453; with notice periods severances ranging from 1 to 6 months under described conditions.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $500,415 and $270,279 in fees to these individuals for the years ended December 31, 2008 and 2007, respectively, in a consulting role.  The Company incurred $770,694 in fees to these individuals for the period from March 10, 2006 (date of inception) through December 31, 2008, in a consulting role.

Litigation

State Court Action

On July 24, 2008, Mr. Thomas Barr commenced an action (Case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against our former Chief Executive Officer (“CEO”) and Chairman of the Board, Mr. Brian Barrows, and a former director, Mr. James Laird ("Laird"), seeking declaratory and injunctive relief preventing Messrs. Barrows and Laird from taking actions Mr. Barr believed would be detrimental to the Company, including their taking control of the management of the Company. Mr. Barr's court action sought to preclude Mr. Laird, who had resigned as a director on May 16, 2008 from participating in any future meetings of the Board and to prevent Mr. Barr from being disciplined or otherwise punished for his filing on July 15, 2008, with the SEC, a current report on Form 8-K on behalf of the Company.  On the same date, Mr. Barr filed a motion for a Temporary Restraining Order and Preliminary Injunction seeking such relief on a temporary and preliminary basis pending a trial on the merits of the case.

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. The suit is still active while the Company reviews its options for the prospective recovery of costs incurred and payments made during Mr. Barrows’ tenure.  The Company has not determined whether it will pursue recovery costs incurred and payments made during Mr. Barrow’s tenure, at this point in time but will make appropriate disclosure including an estimate of the likely costs of pursuing such an action in future filings, if it decides to proceed based on a thorough assessment of its review.

Federal Action

The Company, along with Mr. Barrows, filed a complaint against Mr. Barr in federal district court (“the Federal Case”) in Nevada on October 7, 2008 (Case No. 2:08-cv-01358-KLD-RJJ) seeking compensatory and punitive damages and injunctive relief for, among other things, alleged breaches of his fiduciary duties as a director to the Company and its shareholders.  On October 30, 2008, Mr. Barr filed an answer to the complaint denying all of the material allegations set forth in the complaint and asserting affirmative defenses.  Subsequent to the shareholders’ meeting held on December 12, 2008, the Company’s directors, excluding Mr. Barr who recused himself (hereinafter referred to as the “Unaffected Directors”), commenced a review of the Federal Case and the facts and circumstances giving rise to its filing.  Such review included meetings with the Company's legal advisers, compiling and reviewing correspondence between the Company and its consultants, legal advisers, accountants, proxy solicitors and other persons relating to the litigation and the matters alleged therein, and discussions with Mr. Barr and other officers and employees of the Company.  In the course of their review, the Unaffected Directors examined such other records and matters as they deemed appropriate.  The Unaffected Directors concluded, and advised the Board, that the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders and recommended that the Company withdraw from the Federal Case which it did on February 11, 2009. The Federal Case is still active however, as Mr. Barrows has not elected to withdraw his claims against Mr. Barr.  Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Brian Barrows was terminated as an employee of the Company’s subsidiary, Flex Fuels Energy Ltd.  However, Brian Barrows remains as a director of Flex Fuels Energy, Ltd. as he has not tendered his resignation.  He has not participated in any Flex Fuels Energy, Ltd board meetings since December 14, 2008.  If he does not resign, the Company expects to go through the required statutory process to remove him, the costs of which are expected to be minimal.

The Company’s wholly-owned subsidiary, FFE Ltd, has received notice from Mr. Barrows, former CEO, stating that he may have a claim against FFE Ltd for breach of contract and UK employment law relating to his dismissal as an employee of FFE Ltd for gross misconduct in February 2009. FFE Ltd does not believe there is any merit to Mr. Barrows’ contention and it is likely the Company will vigorously defend any such claim and may counterclaim.  At this point, the Company has not received a formal complaint containing actual damage claims, and consequently we are unable to assess with any degree of precision the estimated costs that may be incurred by the Company in defending such action or for any damages that may potentially be awarded arising from any action.  It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of December 31, 2008 and 2007, there were 69,380,441 and 69,315,441 shares of common stock issued and outstanding, respectively.

On March 10, 2006, the Company issued 60,000,000 shares of common stock to the founders for $10,000.

On December 18, 2006, the Company issued 412,038 shares of common stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $48,000 under SFAS 123(R) based upon a fair value of $0.1167 per share of its common stock based on the price of shares issued in the subsequent private placement on December 29, 2006.

On December 29, 2006, the Company completed a private placement of 14,142,846 shares of common stock at $0.1167 per share to independent third parties. The Company received $1,635,000 net of legal costs of $15,000.

On April 26, 2007, the Company (formerly, Malibu Minerals, Inc.) filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation (the “Amendment”) that was effective as of the same date. The Amendment was filed to increase the authorized common stock of the Company from 100,000,000 shares to 500,000,000 shares and to create 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

On May 11, 2007, the Stockholders of the Company, without direction from the Company, undertook a re-organization of their respective shareholdings by retiring varying percentages of their stock. In total 51,685,723 shares of common stock were retired.  As Mr. Tom Barr was not required to retire any stock and therefore gained additional common stock in the stock split on May 21, 2007 the Company, under SFAS 123R, attributed the fair value of approximately $308,000 under compensatory arrangements based upon a fair value of $0.90 per share of common stock – the price of shares issued in the subsequent private placement on May 29, 2007.

On May 21, 2007, the Board of Directors declared a stock split, in effect 6 for 1 stock split, distributable on May 22, 2007, in the form of a dividend of five additional shares of the Company's common stock for each share owned by stockholders of record at the close of business on May 21, 2007.   All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split, unless explicitly stated otherwise.

The stock retirement, stock dividend and stock split was agreed by the individual shareholders and the Company.  The consideration given to these shareholders was that the Company would effectively raise the required funds in the subsequent private placement and complete the acquisition of FFE Ltd.

On May 22, 2007, the Company issued 137,344 shares of common stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $124,000 under SFAS 123(R) based upon a fair value of $0.90 per share of its common stock based on the price of shares issued in the subsequent private placement on May 29, 2007.

On May 25, 2007, Mr. Tom Barr acquired 200,000 shares of common stock from a stockholder at a discount to market value as compensation for providing certain services. The Company, under SFAS 123R, have attributed a fair value of $178,000 to the transaction under compensatory arrangements based a fair value of $0.90 per share of common stock from shares issued in the subsequent private placement on May 29, 2007 less the amount paid by Mr. Barr.

On May 29, 2007, the Company completed a private placement of 16,582,621 shares of common stock at $0.90 per share to independent third parties. The Company received $13,392,000 net of placement costs of $1,492,000 and legal costs of $40,000.

On May 29, 2007, the Company completed the acquisition of FFE Ltd and issued 24,854,477 shares of its common stock to the stockholders of FFE Ltd. The Company has attributed a fair value of $22,369,000 on the shares issued based on stock placed at $0.90 per share under the private placement completed on the same day.

On July 29, 2007, the Company closed on a private placement offering in which it sold an aggregate of 4,871,838 shares (the “Shares”) of its common stock, $0.001 par value per share (the “Common Stock”), at a price of $0.90 per share for aggregate net proceeds of approximately $3,941,000

International Capital Partners SA (“ICP”) acted as the placement agent for the offering. The Company paid the following fees in connection with the offering (i) a commission equal to approximately $438,000 paid to ICP representing 10% of the proceeds; and (ii) approximately $6,000 in legal and miscellaneous fees. The net proceeds of the offering are expected to be used as by the Company as working capital and for general corporate purposes.

At December 31, 2007, the Company had set aside $34,000 in recognition of the fair value of 65,000 shares of its common stock to be issued to Mr. Paul Gothard, the former chief financial officer, upon the completion of four financial filings as per his employment agreements. The estimate of fair value is based on a value of $0.90 per share (the market value of a share at the date of grant) and is being amortized over 12 months, the vesting period to May 2008. These shares have not been included in the Earnings per Share calculation for the year ended December 31, 2007.  Such shares have been issued and expensed during the year ended December 31, 2008.

Note 9 – Segmental Reporting

Under SFAS no. 131, “Disclosures about segments of an Enterprise and Related Information”, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company’s reportable operating segments are the Malibu Gold Property and planned OSR processing operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating loss.

Segmental information for fiscal year 2008 is as follows:

Year ended December 31, 2008	Malibu Gold	BioFuels	Corporate	Total

Net revenue to external customers	$-	$-	$-	$-
Net loss	$(31,045)	$(1,742,357)	$(2,390,035)	$(4,163,437)
Property and equipment	$-	$418,826	$-	$418,826
Total Assets	$-	$9,219,332	$-	$9,219,332
Stock-based compensation	$-	$24,375	$-	$24,375
Expenditure on property and equipment	$-	$124,202	$-	$124,202
Intangible asset	$-	$7,240	$-	$7,240
Depreciation expense	$-	$22,214	$-	$22,214

Segmental information for fiscal year 2007 is as follows:

Year ended December 31, 2007	Malibu Gold	BioFuels	Corporate	Total

Net revenue to external customers	$-	$-	$-	$-
Net loss	$(43,000)	$(23,517,730)	$(350,653)	$(23,911,383)
Property and equipment	$-	$775,568	$-	$775,568
Total Assets	$73,000	$16,968,328	$54,546	$17,095,874
Stock-based compensation	$-	$643,923	$-	$643,923
Expenditure on property and equipment	$-	$786,977	$-	$786,977
Depreciation expense	$-	$13,168	$-	$13,168

The Company’s Malibu Gold operations are based in Canada and the planned OSR Processing operations are based in the United Kingdom.

Note 10 - Income Taxes

The Company follows SFAS No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2008, the Company has available for U.S federal income tax purposes a net operating loss carry forward of approximately $25,432,000 expiring in the year 2028, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carrying forward is approximately $8,901,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2008 and 2007 are as follows:

For income tax reporting purposes, the Company has available for UK unused net operating loss carry forward of approximately $4,024,000 with no expiration.  The Company has provided a valuation reserve against the full amount of UK unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007
Statutory federal income tax rate	35%	35%
Statutory state and local income tax rate (0%), net of federal benefit	-	-
Net operating losses and other tax benefits for which no current benefit is being realized	(35%)	(35%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

			Inception (March 10,
	Years ended		2006) to
	December 31,		December 31,
	2008	2007	2008
Deferred tax assets:
Net operating loss carry forward	$1,324,000	$8,220,000	$10,028,000
Less: valuation allowance	$(1,324,000)	$(8,220,000)	$(10,028,000)
Net deferred tax asset	$-	$-	$-

Note 11 - Subsequent Events

On February 11, 2009, the Company withdrew from the Federal Case as concluded by the Unaffected Directors as the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders.  The Federal Case is still active however, as Mr. Barrows has not elected to withdraw his claims against Mr. Barr.  Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Brian Barrows was terminated as an employee of the Company’s subsidiary, FFE Ltd.  However, Brian Barrows remains as a director of FFE Ltd. as he has not tendered his resignation.  He has not participated in any FFE Ltd board meetings since December 14, 2008.  If he does not resign, the Company expects to go through the required statutory process to remove him, the costs of which are expected to be minimal.

The Company’s subsidiary, FFE Ltd, has received notice from Mr. Barrows, former CEO, stating that he may have a claim against FFE Ltd for breach of contract and UK employment law relating to his dismissal as an employee of FFE Ltd for gross misconduct in February 2009.  FFE Ltd does not believe there is any merit to Mr. Barrows’ contention and the Company will vigorously defend any such claim.