Form 10-Q
period 2009-03-31
Flex Fuels Energy, Inc.
filed 2009-05-20
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

FLEX FUELS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3rd Floor, 14 South Molton Street, London, W1K 5QP, UK
(Address of principal executive offices)

+ 44 (0) 29 2050 4712
(Registrant’s telephone number, including area code)

Oceana House, 39-49 Commercial Road, Southampton, SO15 1GA
(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 69,380,441 shares of the issuer’s common stock outstanding as of May 20, 2009.

FLEX FUELS ENERGY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 and for the period from
March 10, 2006 (date of inception) through March 31, 2009 (unaudited)	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the period March 10, 2006 (date
of inception) through March 31, 2009 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2009 and March 31, 2008 and for the period from
March 10, 2006 (date of inception) through March 31, 2009 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements March 31, 2009 (unaudited)	F-6 - F-19

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,683,907	$8,702,680
Prepaid expenses	61,195	49,138
Value added tax and other receivables	34,724	36,236

Total Current Assets	7,779,826	8,788,054

Property and equipment, at cost, net of accumulated
depreciation of $30,358 and $26,840, respectively	518,952	418,826

Intangible assets	7,107	7,240

Security deposits	5,117	5,212

Total Assets	$8,311,002	$9,219,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$541,198	$386,849
Accrued expenses	68,412	273,327
Taxation and social security	18,984	39,236

Total Current Liabilities	628,594	699,412

Total Liabilities	628,594	699,412

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
69,380,441 shares issued and outstanding at March 31, 2009 and December 31, 2008	69,380	69,380
Additional Paid-in Capital	41,993,085	41,993,085
Accumulated other comprehensive loss - foreign currency translation adjustment	(4,231,955)	(4,086,527)
Deficit accumulated during development stage	(30,148,102)	(29,456,018)
Total Stockholders' Equity	7,682,408	8,519,920

Total Stockholders' Equity and Liabilities	$8,311,002	$9,219,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	8,723
Selling, general and administrative charges	704,169	794,105	8,229,488
Impairment loss of long-lived assets	-	253,730	458,730
Impairment loss - mineral claims	-	-	10,000
Transaction costs in connection with asset acquisition	-	-	22,897,759

Total operating expense:	704,169	1,047,835	31,604,700

Operating loss	(704,169)	(1,047,835)	(31,604,700)

Other income (expense):
Interest and other income	12,085	175,810	1,002,349

Loss before provision for income taxes and minority interest	(692,084)	(872,025)	(30,602,351)

Provision for income tax	-	-	-

Net loss	(692,084)	(872,025)	(30,602,351)

Net loss attributable to the non-controlling interest	-	-	454,249

Net loss attributable to Flex Fuels Energy, Inc. and Subsidiaries	$(692,084)	$(872,025)	$(30,148,102)

Net loss per common share attributable to Flex Fuels Energy, Inc. and Subsidiaries- basic and fully diluted	$(0.01)	$(0.01)	$(0.45)

Weighted average number of common
shares outstanding - basic and fully diluted	69,380,441	69,315,441	66,496,564

Comprehensive Loss:
Net Loss	$(692,084)	$(872,025)	$(30,148,102)
Foreign currency translation adjustment	(145,428)	(3,673)	(4,231,955)
Comprehensive loss attributable to the non-contolling interest	-	-	-
Comprehensive loss attributable to Flex Fuels Energy Inc. and Subsidiaries	$(837,512)	$(875,698)	$(34,380,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH MARCH 31,2009
(Unaudited)

				Deficit
			Additional	Accumulated During	Accumulated Other
			Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income /(Loss)	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	1,635,000

Net Loss				(1,381,198)	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	34,125

Comprehensive income	-	-	-	-	43,960	43,960

Net Loss	-	-	-	(23,911,383)	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	8,519,920

Comprehensive loss	-	-	-	-	(145,428)	(145,428)

Net loss	-	-	-	(692,084)	-	(692,084)
Balance at March 31, 2009	69,380,441	$69,380	$41,993,085	$(30,148,102)	$(4,231,955)	$7,682,408

The accompanying notes are an integral part of these unaudited consensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	Ended March 31		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss attributable to Flex Fuels Energy Inc. and Subsidiaries	$(692,084)	$(872,025)	$(30,148,102)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss of long-lived assets	-	253,730	458,730
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	(34,125)	716,369
Transaction costs in connection with asset acquisition	-	-	22,897,759
Depreciation expense	4,056	5,775	39,438
Loss attributable to non-controlling interest, net of tax	-	-	(454,249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,057)	34,344	(61,195)
Sales tax and interest receivable	1,512	(1,653)	(34,225)
Security deposit	-	-	(5,212)
Accounts payable	154,349	91,847	534,922
Accrued expenses	(204,687)	(84,841)	18,176
Taxation and social security payable	(20,252)	72,794	18,984
Net cash used in operating activities	(769,163)	(534,154)	(6,008,605)

Cash flows from investing activities:
Purchase of property and equipment	(104,182)	(42,606)	(1,015,361)
Purchase of intangible asset	-	-	(7,240)
Cost of investment in FFE Ltd.	-	-	(20,000)
Purchase of mineral claim	-	-	(10,000)

Net cash used in investing activities	(104,182)	(42,606)	(1,052,601)

Cash flows from financing activities:
Proceeds from sale of shares of common stock in private placements, net of issueance costs	-	-	18,977,068
Net cash provided by financing activities	-	-	18,977,068

Effects of exchange rate changes on cash	(145,428)	(3,673)	(4,231,955)

Net (decrease) increase in cash and cash equivalents	$(1,018,773)	$(580,433)	$7,683,907

Cash and cash equivalents, beginning of period	8,702,680	16,156,382	-

Cash and cash equivalents, end of period	$7,683,907	$15,575,949	$7,683,907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental disclosure of non cash activities:
Shares of common stock issued or acquired in lieu of payment for services	$-	$(34,125)	$716,369
Transaction costs in connection with asset acquistion	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquire in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009 and 2008

Note 1 - Nature of Operations and Going Concern

General

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2009 and the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008 and for the period from March 10, 2006 (date of inception) through March 31, 2009. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s annual report on Form10-K filed with the SEC on April 15, 2009.

The condensed consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Flex Fuels is currently engaged in two sectors:

·	developing our business of manufacturing and distributing Oil Seed Rape (“OSR”) products through our wholly owned subsidiary, FFE Ltd.

·	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold Property operation.

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

In May of 2007, Flex Fuels authorized and affected a dividend in the form of common stock, whereby each stockholder of record of Flex Fuels as of the end of the business day on May 21, 2007, received five shares of common stock, in exchange for one share of existing common stock held, in effect 6 for 1 stock split.  All references in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the stock split, unless explicitly stated otherwise.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated no revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through March 31, 2009.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $30,148,102 at March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has generated no revenues to date and has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through March 31, 2009, the Company has accumulated losses of $30,148,102.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (see Note 1, under "Nature of Operations"). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd are maintained using the local currency (Great British Pound) as the functional currency.  In accordance with SFAS No. 52, "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period.  FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average exchange rates.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment.   The Company has recorded an asset impairment loss of $458,730 on its Capitalized Plant under Construction as of December 31, 2008 as a result of management’s detail review of the Cardiff Project, see Note 2, “Impairment of long-lived assets”.  There was no further impairment indicators identified at March 31, 2009.

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company does not have any common stock equivalents for the three month periods ended March 31, 2009 and 2008.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at March 31, 2009 (approximately $71,000 at March 31, 2009) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $7,613,000 and $8,561,000 at March 31, 2009 and December 31, 2008, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.  The Company does not have any employee stock options and stock purchases plans at March 31, 2009 and December 31, 2008, respectively.

During the period from March 10, 2006 (date of inception) through March 31, 2009, the following stock-based compensations were issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were no employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through March 31, 2009. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

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

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred.  As at March 31, 2009 and 2008, the Company had incurred no research and development costs.

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

In addition, the Company had recorded a total asset impairment loss of $458,730 to its operations on December 31, 2008.  The asset impairment loss consist of an impairment loss on the Capitalized Plant under Construction Costs for the Cardiff Project as this was evaluated as no longer adding value to the Cardiff Project based on management’s detail review performed during December 2008 mainly due to the change in its strategy of the Cardiff Project from Biodiesel to Oilseed Crush.

Non-controlling Interest

The Non-controlling Interest, formerly disclosed as Minority Interest prior to January 1, 2009 upon the effective of SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51” represents the equity attributable to the external shareholders of a subsidiary of variable interest entity that the initial 15% interest was acquired by the Company in December 2006.  FFE Ltd. ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd.  Effectively, the  non-controlling interest or minority interest ceased on May 29, 2007.  It was comprised of the portion of the net assets attributable to the non-controlling interest on acquisition plus the share of any post acquisition profits less the share of any post-acquisition losses.

At December 31, 2007 the Non-controlling Interest was as follows:
Amount
Balance at December 31, 2006	$1,228,691
Share of losses	(454,249)
Acquired remaining 85% interest by the Company – May 29, 2007	(774,442)
Balance at December 31, 2007	$-

New Accounting Pronouncements Effective January 1, 2009

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our condensed consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”),  Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

These standards are effective for periods ending after June 15, 2009. We are currently evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Capitalized Plant under Construction

Costs relating to the design, permitting, specification and construction of the Company’s Oilseed Crush Plant are being capitalized until the plant construction has started and the plant is operational, at which time depreciation will commence.

The Company charged an asset impairment loss of $458,730 to its operations during the year ended December 31, 2008 in relation to the change in its business strategy, (see Note 2 “Impairment of long-lived assets”). There was no further impairment at March 31, 2009.

Note 4 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

	December 31,

	March 31,	December 31,
	2009	2008

Capitalized Plant under Construction	$512,002	$868,965
Office equipment	37,308	36,331
	549,310	904,396
Asset impairment loss	-	(458,730)
Adjusted cost basis	$549,310	$445,666

Accumulated depreciation and amortization	(30,358)	(26,840)
Carrying value	$518,952	$418,826

Depreciation expense was $4,056 and $5,775 for the three months ended March 31, 2009 and 2008, respectively and $39,438 for the period from March 10, 2006 (date of inception) through March 31, 2009. The impairment charge was $0 for the three months ended March 31, 2009, $253,730 for the three months ended March 31, 2008 and $458,730 for the period from March 10, 2006 (date of inception) through March 31, 2009, respectively.

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

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $86,820 and $92,190 in fees to these individuals for the quarters ended March 31, 2009 and 2008, respectively, in a consulting role.  The Company incurred $857,514 in fees to these individuals for the period from March 10, 2006 (date of inception) through March 31, 2009, in a consulting role.

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

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of March 31, 2009 and December 31, 2008, there were 69,380,441 shares of common stock issued and outstanding.

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

Segmental information for the three months ended March 31, 2009 is as follows:

Three months ended March 31, 2009	Malibu Gold	BioFuels	Corporate	Total

Net revenue to external customers	$-	$-	$-	$-
Net loss	$(7,500)	$(354,041)	$(330,543)	$(692,084)
Property and equipment	$-	$518,952	$-	$518,952
Total Assets	$-	$8,311,002	$-	$8,311,002
Stock-based compensation	$-	$-	$-	$-
Expenditure on property and equipment	$-	$104,182	$-	$104,182
Intangible asset	$-	$-	$-	$-
Depreciation expense	$-	$4,056	$-	$4,056

Segmental information for the three months ended March 31, 2008 is as follows:

Three months ended March 31, 2008	Malibu Gold	BioFuels	Corporate	Total

Net revenue to external customers	$-	$-	$-	$-
Net loss	$-	$(744,096)	$(127,929)	$(872,025)
Property and equipment	$-	$559,670	$-	$559,670
Total Assets	$73,000	$16,178,000	$16,000	$16,267,000
Stock-based compensation	$-	$14,625	$-	$14,625
Expenditure on property and equipment	$-	$42,606	$-	$42,606
Depreciation expense	$-	$5,775	$-	$5,775

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

At March 31, 2009, the Company has available for U.S federal income tax purposes a net operating loss carry forward of approximately $25,826,000 expiring in the year 2029, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carrying forward is approximately $9,039,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of March 31, 2009 are presented below.

For income tax reporting purposes, the Company has available for UK unused net operating loss carry forward of approximately $4,323,000 with no expiration.  The Company has provided a valuation reserve against the full amount of UK unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the quarters ended March 31, 2009 and 2008 as follows:

	March 31,
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

As of March 31,
2009
Deferred tax assets:
Net operating loss carry forward	$10,249,000
Less: valuation allowance	$(10,249,000)
Net deferred tax asset	$-

Note 11 - Subsequent Events

Outcome of the Review of the Company’s planned oilseed crushing plant at Cardiff (“Project”).

Since its appointment on December 12, 2008  the present management has been conducting a detailed review of the viability of the oilseed crushing plant project at Cardiff (the "Project') initiated by prior management. We have subsequently concluded that as a consequence of constant delays, sub-optimal project design, and legal costs, our position in the Project has been materially compromised. We have determined that the Project requires approximately £60,000,000 ($90,000,000) in total funding to achieve optimum efficiency of which approximately £52,000,000 ($78,000,000) is required for the Project construction cost.

Our review further determined, notwithstanding the fact that expected returns would be enhanced by our improved design of the Project, that the current state of the financial markets would render it almost impossible for us to raise the new financing required for us to finance the Project and retain a controlling stake therein. We further concluded that without such additional financing we would only be able to maintain up to a maximum of a 20% interest in the Project. This is a direct result of our weakened fundraising ability for the foreseeable future and a material reduction in available capital.

Consequently, we have subsequently determined that we are unlikely to achieve material benefit from the Project as presently constituted and that we would be assuming an unacceptable degree of risk if we were to continue to pursue the Project as intended by prior management. Accordingly, we have effectively frozen the operation of Flex Fuel Energy Ltd. to keep costs at a minimum while a determination is made whether to seek development partners for the Project or to divest our interest therein. There can be no assurance that we will be successful in finding partners for developing the Project, or that the Project can be divested to extract value.

We are presently formulating new strategies for the Company which will include the development of high growth potential opportunities not necessarily limited to the oilseed crush or renewable energy sector with the intention of rebuilding value for stockholders.

Entry into an agreement with the WDX Organisation (“WDX”)

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.

WDX is the developer of a technology designed to mitigate currency risk (the “Product”).  Final development of the Product is in progress.  WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Product is successfully completed and marketed, hence a development stage entity.

The Agreements provide for us to make loans to WDX in the minimum amount of approximately US$225,510 and the maximum amount of approximately US$902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% of WDX’s outstanding share capital on a fully diluted basis.  The Agreements contain conditions which must be satisfied by WDX in connection with the loans.  Failure to satisfy such conditions could result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total.

The initial loan under the Agreements in the approximate amount of US$225,510 was made upon execution of the Agreements and resulted in our receipt of 51% of WDX’s fully diluted, outstanding share capital.  WDX is obligated to apply the Initial Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of the Product.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, the acceptance of our feature film at various film festivals, the successful negotiation and execution of marketing and distribution agreements, our ability to acquire and develop future film projects, and future economic conditions and the independent film market.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on this Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K filed with the SEC on April 15, 2009.

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

Following a change in the Company’s board of directors on December 12, 2008, the Company commenced a strategic review of its planned business (“Review”), including the prospective FFE Ltd Oil Seed Rape (“OSR”) processing facility (the “Cardiff Project”), and its “Malibu Gold Property”. The Company maintains considerable cash balances.

As part of the Review, the Company is considering strategic options not related to the Cardiff Project or Malibu Gold Property as either additional and/or alternative routes to build shareholder value.  The outcome of the Review is discussed in greater detail in Item 5 of this Form 10Q.

FFE Ltd has incurred operating losses since inception and has generated no revenues from continuing operations since inception. As a result, FFE Ltd has generated negative cash flows from operations and has an accumulated deficit at March 31, 2009. Flex Fuels and FFE Ltd as its wholly owned subsidiary will require additional funding to pursue its business as currently planned.

Results of Operations

For the quarters ended March 31, 2009 and 2008
We incurred a net loss of $692,084 for the quarter ended March 31, 2009 compared to a net loss of $872,025 during the quarter ended March 31, 2008.  The decrease in net loss is mainly due to restricted spending during the review of the Cardiff project (as disclosed on our previous filings).  We incurred a net loss of $30,148,102 for the period from March 10, 2006 (date of inception) through March 31, 2009 and we have not generated any operating revenues since inception.

Revenues

We have not generated any revenues for the period from March 10, 2006 (date of inception) through March 31, 2009.

Operating loss

The main components of our operating losses during the fiscal quarters ended March 31, 2009 and 2008, and for the period from March 10, 2006 (date of inception) through March 31, 2009 were as follows:

	Quarters ended March 31,		For the Period from March 10, 2006 (date of inception) through March 31,
	2009	2008	2009
Consultancy expenses (note 1)	$86,820	$92,190	$857,514
Payroll and administrative expenses (note 2)	$210,878	$472,896	$3,530,492
Legal Fees (note 3)	$138,417	$30,215	$2,374,303
Professional Fees (note 4)	$202,250	$83,321	$637,349
Rent, Office related, Telecoms and Miscellaneous (note 5)	$42,325	$60,856	$439,506
Travel expenses (note 6)	$9,956	$20,864	$220,007
Impairment of long-lived assets (note 7)	$-	$253,730	$253,730
Transaction costs in connection with asset acquisition (note 8)	$-	$-	$22,897,759

(1)
Consulting expenses included consultants who were engaged in the management and development of the business, which decreased by $5,370 or 6% from $92,190 for the quarter ended March 31, 2008 to $86,820 for the quarter ended March 31, 2009. This was due to a restriction on spending during the review of the Cardiff project.

(2)
Payroll and administrative expenses decreased by $262,018 or 55% from $472,896 for the quarter ended March 31, 2008 to $210,878 for the quarter ended March 31, 2009.  This is due to a reduction of directors from six to three and payment in lieu of notice made to an employee amounting to $18,000 during the period ended March 31, 2008.

(3)
 Legal fees increased by $108,202 or 358% from $30,215 for the quarter ended March 31, 2008 to $138,417 for the quarter ended March 31, 2009.  This is primarily due to the ongoing litigation as described in Part II Item I of this Form 10Q.

(4)
Professional fees increased by $118,929 or 143% from $83,321 for the quarter ended March 31, 2008 to $202,250 for the quarter ended March 31, 2009.  This is due to the Company’s decision to appoint new auditors and request them to undertake a full audit of the Company’s accounts for the period from date of inception, March 10, 2006 through the year ended December 31, 2008 for services rendered and billed in the first quarter of 2009.

(5)
Rent, office related, telecoms and miscellaneous expense decreased by $18,531 or 30% from $60,856 for the quarter ended March 31, 2008 to $42,325 for the quarter ended March 31, 2009.  This is due to a restriction on spending during the review of the Cardiff project.

(6)
Travel expenses decreased by $10,908 or 52% from $20,864 for the quarter ended March 31, 2008 to $9,956 for the quarter ended March 31, 2009.  This is due to a restriction on spending during the review of the Cardiff project.

(7)
Impairment loss of long-lived assets decreased by $253,730 or 100% from $253,730 for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009.  This is due to a review of the capitalized development costs at March 31, 2008 and no further impairment indicators identified at March 31, 2009.

(8)
The Company has completed the asset acquisition of FFE Ltd (a development stage company) on May 29, 2007 and accounted for the transaction in accordance with EITF No. 98-3 as such not qualifying as a business.  FFE Ltd is a newly formed development stage company to develop and exploit Oil Seed Rape (“OSR”) products and or OSR processing facility.  FFE Ltd is missing almost all of the elements necessary to conduct normal operations.  FFE Ltd has not yet commenced its planned principal operations.  The Company has concluded that FFE Ltd, the transferred set’s current activities are focused on the development of a business rather than the operation of a business; hence, the acquisition of FFE Ltd is presumed not to be a business instead an asset acquisition.  Accordingly, the Company had recognized $22,897,759 as the transaction cost in connection with asset acquisition of FFE Ltd for the period from March 10, 2006 (date of inception) through March 31, 2009 during 2007 and 2006.

The operating loss for the period from March 10, 2006 (date of inception) through March 31, 2009 amounted to $31,604,700 primarily due to the discussions as per above and as a result of the transaction costs in connection with asset acquisition of FFE Ltd in December 2006 of $1,303,172 and $21,594,587 on May 29, 2007.

The operating loss was offset partially by the interest income of $12,085 for the quarter ended March 31, 2009, as compared to $175,810 for the quarter ended March 31, 2008.  The decrease in interest income was mainly due to the historically low interest rates being offered by banks on money held on money market and checking accounts.  Interest income for the period from March 10, 2006 (date of inception) through March 31, 2009 amounted to $1,002,349.

Net Loss

We incurred a net loss in the amount of $692,084 for the quarter ended March 31, 2009 as compared to a net loss of $872,025 for the quarter ended March 31, 2008 as discussed above.  We incurred a net loss in the amount of $30,148,102 for the period from March 10, 2006 (date of inception) through March 31, 2009.

Liquidity and Capital Resources   - Cash Used

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  The total net funds raised of $18,977,068 since inception through March 31, 2009 have been used principally as follows: (a) $3,515,631 in payroll and administrative expenses; (b) $2,319,013 in legal fees; (c) $641,364 in professional fees; (c) $771,699 in consulting fees; (d) $1,022,601 in purchase of property and equipment, which included the capitalized plant under construction costs and intangible asset acquired; and (e) to fund the other operating costs.  At March 31, 2009, we had available cash balances of $7,683,907 which are held in the interest bearing bank accounts.

At March 31, 2009, we had cash and cash equivalents of $7,683,907, other current assets consisting of prepaid expenses, value added tax and other receivables of $95,919 and current liabilities of $628,594, consisting of accounts payable, accrued expenses and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.   At December 31, 2008, we had cash and cash equivalents of $8,702,680, other current assets consisting of prepaid expenses and value added tax and other receivables of $85,374 and current liabilities of $699,412, consisting of accounts payable, accruals, and taxation and social security.

Net Cash Used in Operating Activities

Cash utilized in operating activities was $769,163 for the quarter ended March 31, 2009, as compared to $534,154 for the quarter ended March 31, 2008. The increase was primarily due to reduction in accrued expenses and taxation and social security payable.  During the period from March 10, 2006 (date of inception) through March 31, 2009, we used net cash in operating activities of $6,008,605 mainly for legal, consulting fees, professional fees and payroll and administrative expense as discussed and quantified above.

Net Cash Used in Investing Activities

During the quarter ended March 31, 2009, we used net cash in investing activities of $104,182 mainly used to acquire property and equipment (including capitalized plant under construction and office equipment).  During the quarter ended March 31, 2008, we used net cash in investing activities of $42,606 principally used to acquire property and equipment (including capitalized plant under construction and office equipment).  During the period from March 10, 2006 (date of inception) through March 31, 2009, we used net cash in investing activities of $1,052,601, principally used to acquire office equipment and capitalized plant under construction costs of $1,015,361, intangible assets of $7,240 and other investing activities of $30,000.  The majority of capitalized plant under construction costs were acquired during the year ended December 31, 2007, with limited ongoing expenditure related to capitalized plant under construction costs during 2008 and 2009.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities during the quarter ended March 31, 2009 or the quarter ended March 31, 2008.  During the period from March 10, 2006 (date of inception) through March 31, 2009, we received net cash provided by financing activities of $18,977,068 from private placements.

We will only commit to capital expenditures for any of our planned projects as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement.  Although we may be offered such financing, the terms may not be acceptable to us.  If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing, we will be able to achieve our goals.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also, our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy Incorporated and Flex Fuels Energy Limited.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition

We have not yet generated any revenues to date.  It is our policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We will defer any revenue for which the product was not delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

We have adopted the fair value provisions of SFAS No. 123(R) "Share-Based Payment" which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

During the period from March 10, 2006 (date of inception) through March 31, 2009 the following stock-based compensations were issued.  On December 18, 2006 Mr. Thomas Barr received 412,038 shares, on May 22, 2007 Mr. Thomas Barr received 137,344 shares and on May 18, 2008 Mr. Paul Gothard received 65,000 shares.

We use the fair value method for equity instruments granted to non-employees (if any) and will use the Black- Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Impairment of Long-Lived Assets

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide for deferred tax assets for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Foreign Currency Translation

Our functional and reporting currency is the United States Dollar.  The functional currency of our wholly owned subsidiary, Flex Fuels Energy Limited is in its local currency (Great British Pound – GBP).  In accordance with SFAS No. 52 "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

New Accounting Pronouncements Effective January 1, 2009

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our condensed consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective on January 1, 2009 and the adoption had no material effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157 (“SFAS 157”),  Fair Value Measurements . FSP FAS 157-4 reaffirms what SFAS 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. This relates to fair value disclosures for any financial instruments that are not currently reflected on the consolidated balance sheet at fair value. FSP FAS 107-1 and APB 28-1 now require that fair value disclosures be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

•
FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This FSP is intended to bring greater consistency to the timing of impairment recognition and to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company does not expect this pronouncement to have a material impact on its consolidated results of operations, financial position, or cash flows.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded thatour disclosure controls and procedures were not effective as of March 31, 2009.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2009 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

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

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. The suit is still active while we review our options for the prospective recovery of costs incurred and payments made during Mr. Barrows’ tenure.  We have engaged a law firm in Nevada and instructed that this firm examine the prospects for such recovery and to take certain action in the Court on our behalf as part of this process.  We have not yet determined whether we will pursue recovery costs incurred and payments made during Mr. Barrow’s tenurebut will make appropriate disclosure including an estimate of the likely costs of pursuing such an action in future filings, if the Company decides to proceed.

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

Our wholly-owned subsidiary, FFE Ltd, has received notice from Mr. Barrows, former CEO, stating that he may have a claim against FFE Ltd for breach of contract and UK employment law relating to his dismissal as an employee of FFE Ltd for gross misconduct in February 2009. FFE Ltd does not believe there is any merit to Mr. Barrows’ contention and it is expected that we will vigorously defend any such claim and may counterclaim.  FFE Ltd has followed the statutory procedure under UK employment law, having offered Mr. Barrows his right of appeal against dismissal.  Mr Barrows has not responded. FFE Ltd accordingly considers the employment matter closed and any action for breach of contract consequently unlikely.  However at this point, we have not received a formal complaint containing actual damage claims, and consequently we are unable to assess with any degree of precision the estimated costs that may be incurred by us in defending such action or for any damages that may potentially be awarded arising from any action.  It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

ITEM 1A.                                RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2009.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

Review of the Company’s planned oilseed crushing plant at Cardiff.

Since its appointment on December 12, 2008 present management has been conducting a detailed review of the viability of the oilseed crushing plant project at Cardiff (the "Project') initiated by prior management. We have concluded that as a consequence of constant delays, sub-optimal project design, and legal costs, our position in the Project has been materially compromised. We have determined that the Project requires approximately £60,000,000 ($90,000,000) in total funding to achieve optimum efficiency of which approximately £52,000,000 ($78,000,000) is required for the Project construction cost.

Our review further determined, notwithstanding the fact that expected returns would be enhanced by our improved design of the Project, that the current state of the financial markets would render it almost impossible for us to raise the new financing required for us to finance the Project and retain a controlling stake therein. We further concluded that without such additional financing we would only be able to maintain up to a maximum of a 20% interest in the Project. This is a direct result of our weakened fundraising ability for the foreseeable future and a material reduction in available capital.

Consequently, we have determined that we are unlikely to achieve material benefit from the Project as presently constituted and that we would be assuming an unacceptable degree of risk if we were to continue to pursue the Project as intended by prior management. Accordingly, we have effectively frozen the operations of Flex Fuel Energy Ltd. to keep costs at a minimum while a determination is made whether to seek development partners for the Project or to divest our interest therein. There can be no assurance that we will be successful in finding partners for developing the Project, or that the Project can be divested to extract value.

We are presently formulating new strategies for the Company which will include the development of high growth potential opportunities not necessarily limited to the oilseed crush or renewable energy sector with the intention of rebuilding value for stockholders.

Entry into an agreement with the WDX Organisation (“WDX”)

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.

WDX is the developer of a technology designed to mitigate currency risk (the “Product”).  Final development of the Product is in progress.  WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Product is successfully completed and marketed, hence a development stage company.

The Agreements provide for us to make loans to WDX in the minimum amount of approximately US$225,510 and the maximum amount of approximately US$902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% of WDX’s outstanding share capital on a fully diluted basis.  The Agreements contain conditions which must be satisfied by WDX in connection with the loans.  Failure to satisfy such conditions could result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total.

The initial loan under the Agreements in the approximate amount of US$225,510 was made upon execution of the Agreements and resulted in our receipt of 51% of WDX’s fully diluted, outstanding share capital.  WDX is obligated to apply the Initial Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of the Product.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Date: May 20, 2009	By:	/s/ Thomas Barr
Name: Thomas Barr
Title: Chief Executive Officer

Date: May 20, 2009	By:	/s/ Robert Galvin
Name: Robert Galvin
Title: Chief Financial Officer