Form 10-Q
period 2009-06-30
Flex Fuels Energy, Inc.
filed 2009-08-19
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

FLEX FUELS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3rd Floor, 14 South Molton Street, London, UK W1K 5QP
(Address of principal executive offices)

+ 44 (0) 8445 861910
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 52,391,305 shares of the issuer’s common stock outstanding as of August 19, 2009.

FLEX FUELS ENERGY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	PAGE

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and June 30, 2008 (unaudited) and for the period from March 10, 2006 (date of inception) through June 30, 2009 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through June 30, 2009 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 (unaudited) and for the period from March 10, 2006 (date of inception) to June 30, 2009 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8-23

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,118,649	$7,382,778
Prepaid expenses	10,988	24,803
Value added tax and other receivables	14,097	52
Current assets of discontinued operations	25,556	1,385,633

Total Current Assets	7,169,290	8,793,266

Fixed assets of discontinued operations	-	426,066

Security deposits	4,956	-

Total Assets	$7,174,246	$9,219,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$440,775	$295,594
Accrued expenses	38,080	119,985
Taxation and social security	7,513	-
Liabilities of discontinued operations	53,545	283,833

Total Current Liabilities	539,913	699,412

Total Liabilities	539,913	699,412

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
52,391,305 and 69,380,441 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	52,391	69,380
Additional Paid-in Capital	41,879,049	41,993,085
Accumulated other comprehensive loss - foreign currency translation adjustment	24,166	(4,086,527)
Deficit accumulated during development stage	(35,253,170)	(29,456,018)
Total Stockholders' Equity	6,702,436	8,519,920
Non Controlling Interest	(68,103)	-
Total stockholders' equity	6,634,333	8,519,920

Total Stockholders' Equity and Liabilities	$7,174,246	$9,219,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the six months		(date of inception) through
	ended June 30,		ended June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	-	-	8,723
Selling, general and administrative charges	374,053	147,065	767,402	287,305	4,169,362
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense:	374,053	147,065	767,402	287,305	4,188,085

Operating loss	(374,053)	(147,065)	(767,402)	(287,305)	(4,188,085)

Other income (expense):
Interest and other income	422	-	422	-	422

Loss from continuing operations, before provision for income taxes	(373,631)	(147,065)	(766,980)	(287,305)	(4,187,663)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(373,631)	(147,065)	(766,980)	(287,305)	(4,187,663)

Loss on discontinued operations, net of tax	(4,792,986)	(682,520)	(5,091,722)	(1,413,306)	(31,127,058)

Net loss	(5,166,617)	(829,585)	(5,858,702)	(1,700,611)	(35,314,721)

Net loss attributable to the non-controlling interest	61,550	-	61,550	-	61,550

Net loss attributable to Flex Fuels Energy, Inc. and Subsidiaries	$(5,105,067)	$(829,585)	$(5,797,152)	$(1,700,611)	$(35,253,171)

Loss per common share from continuing operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.01)	(0.00)	(0.01)	(0.00)	(0.06)
Loss per common share from discontinued operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.07)	(0.02)	(0.08)	(0.02)	(0.47)
Net loss per common share attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.08)	$(0.02)	$(0.09)	$(0.02)	$(0.53)

Weighted average number of common
shares outstanding - basic and fully diluted	64,713,096	69,315,441	67,033,875	69,315,441	66,362,214

Comprehensive Loss:
Net Loss	$(5,166,617)	$(829,585)	$(5,858,702)	$(1,700,611)	$(35,314,721)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	4,249,568	(3,000)	4,104,140	(6,000)	17,613
Total other comprehensive loss, net of tax	(917,049)	(832,585)	(1,754,562)	(1,706,611)	(35,297,108)
Comprehensive loss attributable to the non-contolling interest	(6,553)	-	(6,553)	-	(6,553)
Comprehensive loss attributable to the Flex Fuels Energy Inc. and Subsidiaries	$(923,602)	$(832,585)	$(1,761,115)	$(1,706,611)	$(35,303,661)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

				Deficit	Accumulated
				Accumulated	Other
			Additional	During	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Comprehensive loss	-	-	-	-	4,110,693	(6,553)	4,104,140

Net loss	-	-	-	(5,797,152)	-	(61,550)	(5,858,702)
Balance at June 30, 2009	52,391,305	$52,391	$41,879,049	$(35,253,170)	$24,166	$(68,103)	$6,634,333

The accompanying notes are an integral part of these unaudited consensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the Six Months		(date of inception) through
	Ended June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss attributable to Flex Fuels Energy Inc. and Subsidiaries	$(5,797,152)	$(1,700,611)	$(35,253,170)
Net loss from discontinued operations	(5,091,722)	(1,413,306)	(31,127,058)
Net loss from continuing operations attributable to Flex Fuels Energy Inc. and Subsidiaries	(705,430)	(287,305)	(4,126,112)

Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	22,000	716,369
Loss attributable to non-controlling interest, net of tax	(61,550)	-	(61,550)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,901	42,000	(43,237)
Sales tax and interest receivable	(14,045)	58,000	(49,782)
Security deposit		-	(5,212)
Accounts payable	148,253	229,000	528,826
Accrued expenses	(81,905)	-	140,958
Taxation and social security payable	7,513	-	46,749
Total Adjustments	4,167	351,000	1,283,121

Net cash (used in) provided by operating activities of continuing operations	(701,263)	63,695	(2,842,991)

Cash flows from investing activities:
Purchase of mineral claim	-	-	(10,000)
Investment in WDX	(117,859)	-	(117,859)
Net cash used in investing activities of continuing operations	(117,859)	-	(127,859)

Cash flows from financing activities:
Repurchase of common stock	(131,025)	-	(131,025)
Proceeds from sale of shares of common stock in private placements, net of issueance costs	-	-	18,977,068
Net cash (used in) provided by financing activities of continuing operations	(131,025)	-	18,846,043

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	678,743	(1,157,306)	(7,825,400)
Cash used in investing activities of discontinued operations	-	(109,000)	(938,419)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Net cash flows from discontinued operations	678,743	(1,266,306)	(8,763,819)

Effects of exchange rate changes on cash from continuing operations	7,275	-	7,275

Net (decrease) increase in cash and cash equivalents	(264,129)	(1,202,611)	7,118,649

Cash and cash equivalents, beginning of period	7,382,778	16,156,382	-

Cash and cash equivalents, end of period	$7,118,649	$14,953,771	$7,118,649

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$22,000	$716,369
Total non-cash investing and financing activities from discontinued operations	$-	$22,000	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquistion	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquire in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of June 30, 2009 and the results of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008 and for the period from March 10, 2006 (date of inception) through June 30, 2009. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Company’s annual report on Form10-K filed with the SEC on April 15, 2009.

The condensed consolidated financial statements as of December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Flex Fuels has expended minimal assets on the Malibu Gold property since acquisition.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into an Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd and FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007.  Flex Fuels Energy, Inc. and or Flex Fuels Energy, Inc. and FFE Ltd are hereafter collectively referred to as (the “Company”). FFE Ltd engaged in the development of the business of manufacturing and distributing Oil Seed Rape (“OSR”) products.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFE Ltd which we are doing on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at June 30, 2009 and December 31, 2008 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has generated no revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through June 30, 2009.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $35,253,170 at June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its development of the currency risk technology and acquisition endeavors and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development stage company

The Company is considered to be in the Development Stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has generated no revenues to date and has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through June 30, 2009, the Company has accumulated losses of $35,253,170 (of $31,127,058 incurred from the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies) and WDX Organisation Ltd. (a 51% owned subsidiary). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd.

The 49% third party ownership of WDX is recorded as a noncontrolling interest in the financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation, primarily related to the discontinued operations of FFE, LTD.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 51% owned subsidiary, WDX, are maintained using the local currency (Great British Pound) as the functional currency.  In accordance with SFAS No. 52, "Foreign Currency Translation," monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period.  FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average exchange rates.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd.’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements during the quarter ended June 30, 2009 (see Note 3).

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation was provided for on the straight line basis over the estimated useful lives of the assets as follows:

Office equipment	2 years
Capitalized Plant under Construction	N/A

Costs relating to the design, permitting, specification and construction of the Company’s Cardiff Project were capitalized and not depreciated since the plant was not operational. The Company has recorded an asset impairment loss of $458,730 on its Capitalized Plant under Construction as of December 31, 2008 as a result of management’s detail review of the Cardiff oilseed crushing plant Project, see Note 2, “Impairment of long-lived assets”.  The Company has reclassified the asset impairment charge recognized in 2008 as loss on disposal – impairment loss from discontinued operations (see Note 3). During the quarter ended June 30, 2009, the Company recorded a loss on disposal/abandonment assets of $539,450 as a result of the discontinued operations of FFE Ltd. (see Note 3).

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Basic and diluted loss per share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company does not have any common stock equivalents for the three and six month periods ended June 30, 2009 and 2008.

Fair value of financial instruments

In April 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash, receivables, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at June 30, 2009 (approximately $82,000 at June 30, 2009) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $7,036,000 and $8,561,000 at June 30, 2009 and December 31, 2008, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company has adopted the fair value provisions of SFAS No. 123(R) " Share-Based Payment " which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.  The Company does not have any employee stock options and stock purchases plans at June 30, 2009 and December 31, 2008, respectively.

During the period from March 10, 2006 (date of inception) through June 30, 2009, the following stock-based compensations were issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were no employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through June 30, 2009. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

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

Research and development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, the Company expenses all research and development costs as incurred.  As at June 30, 2009 and 2008, the Company had incurred no research and development costs.

Segment information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our subsidiary WDX.

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

In addition, the Company had recorded a total asset impairment loss of $458,730 to its operations on December 31, 2008, which has been reclassified to loss from discontinued operations on the date of discontinuance of FFE, Ltd..  The asset impairment loss consist of an impairment loss on the Capitalized Plant under Construction Costs for the Cardiff Project as this was evaluated as no longer adding value to the Cardiff Project based on management’s detail review performed during December 2008 mainly due to the change in its strategy of the Cardiff Project from Biodiesel to Oilseed Crush. During the quarter ended June 30, 2009 the Company recorded a loss on disposal/abandonment of assets of $539,450 as a result of the discontinued operations of FFE Ltd.

Non-controlling Interest

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX pursuant to which we acquired 51% ownership of WDX. The 49% third party ownership of WDX is recorded as a noncontrolling interest in the financial statements.

At June 30, 2009 the Non-controlling Interest was as follows:
Amount
Third party investment	$-
Non-controlling interest’s share of losses	(61,550)
Balance at June 30, 2009	$(61,550)

New Accounting Pronouncements Effective January 1, 2009

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”).   The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFE Ltd which we are doing on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at June 30, 2009 and December 31, 2008 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations:

	Three Months ended June 30,		Six Months ended June 30,		Inception to
	2009	2008	2009	2008	June 30, 2009
Loss from discontinued operations, net of tax	$(201,898)	$(682,520)	$(500,634)	$(1,159,576)	$(3,179,653)

Loss on disposal/abandonment of discontinued
operations:
Impairment loss on capitalized plant under
construction	-	-	-	(253,730)	(458,730)
Loss on abandonment of assets	(539,450)	-	(539,450)	-	(539,450)
Transaction costs incurred
in connection with acquisition	-	-	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	(4,051,638)	-	(4,051,638)	-	(4,051,638)

Total loss on disposal/abandonment of
discontinued operations, net of tax	(4,591,088)	-	(4,591,088)	(253,730)	(27,947,405)

Loss from discontinued operations	$(4,792,986)	$(682,520)	$(5,091,722)	$(1,413,306)	$(31,127,058)

Assets and liabilities of discontinued operations:

	June 30,	December 31,
	2009	2008
Assets:
Cash	$3,613	$1,319,902
Prepaid expenses	18,854	29,547
Receivables	3,089	36,184
Current assets of discontinued operations	25,556	1,385,633

Property, plant and equipment	-	418,826
Intangible assets	-	7,240
Non-current assets of discontinued operations	-	426,066

Total assets of discontinued operations	$25,556	$1,811,699

Liabilities:
Accounts payable	$6,360	$91,254
Accrued expenses	40,068	153,342
Taxation and social security	7,117	39,237

Total liabilities of discontinued operations	$53,545	$283,833

Note 4 - Property and Equipment

A breakdown of the Company’s main items of property and equipment are given in the table below:

December 31,
2008

Capitalized Plant under Construction	$868,065
Office equipment	36,331
904,396
Asset impairment loss	(458,730)
Adjusted cost basis	$445,666

Accumulated depreciation and amortization	(26,840)
Carrying value	$418,826

Depreciation expense was $13,749 and $6,225 for the three months ended June 30, 2009 and 2008, respectively, $17,805 and $12,000 for the six months ended June 30, 2009 and 2008, respectively, and $53,187 for the period from March 10, 2006 (date of inception) through June 30, 2009. These amounts are have been reclassified and included in the loss from discontinued operations.

The impairment charge was $0 for the three and six ended June 30, 2009, $0 and $253,730 for the three and six months ended June 30, 2008 and $458,730 for the period from March 10, 2006 (date of inception) through June 30, 2009, respectively. These amounts have been reclassified and included in loss from discontinued operations. During the quarter ended June 30, 2009 the Company recorded a loss on disposal/abandonment of assets of $539,450 as a result of the discontinued operations of FFE Ltd. This amount is also included in loss from discontinued operations.

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

Under the accounting treatment set forth in SFAS 144 (“Accounting for the Impairment or Disposal of Long-Lived Assets”), because of the Company’s current period operating loss, its history of operating losses, a projection of continuing losses associated with the Malibu Gold property and the fact the property is without known reserves along with the fact the proposed program is exploratory in nature, the Company is allowed to treat the mining license as fully impaired.

NOTE 6 – Acquisitions

WDX

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. The cost of the investment was $74. WDX had no assets or liabilities or operations at the date of acquisition.

WDX is the developer of a technology designed to mitigate currency risk (the “Product”).  Final development of the Product is in progress.  WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Product is successfully completed and marketed, hence it is a development stage entity.

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

FFE Ltd

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

The Company had expensed the cost of the business plan acquired in the aggregate amount of $22,897,759 as transaction cost in connection with the asset acquisition of FFE Ltd. at the completion dates of these transactions in accordance with EITF No. 98-3. This amount has been reclassified and is included in loss from discontinued operations (see Note 3).

Note 7 - Commitments and Contingencies

Lease commitments

The Company no longer has any lease commitments as the option was not excercised.

Employment agreements

The Company terminated all employment agreements during the three months ended June 30, 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements are effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $92,321 and $0 in consulting fees to these individuals for the three months ended June 30, 2009 and 2008, respectively, and $124,748 and $0 for the six months ended June 30, 2009 and 2008, respectively. The Company incurred $312,260 in fees to these individuals for the period from March 10, 2006 (date of inception) through June 30, 2009.

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

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. The suit is still active.

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deems just and proper. The ultimate outcome of this matter cannot be determined at this time.

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deems just and proper. The ultimate outcome of this matter cannot be determined at this time.

Federal Action

The Company, along with Mr. Barrows, filed a complaint against Mr. Barr in federal district court (“the Federal Case”) in Nevada on October 7, 2008 (Case No. 2:08-cv-01358-KLD-RJJ) seeking compensatory and punitive damages and injunctive relief for, among other things, alleged breaches of his fiduciary duties as a director to the Company and its shareholders.  On October 30, 2008 Mr. Barr filed an answer to the complaint denying all of the material allegations set forth in the complaint and asserting affirmative defenses.  Subsequent to the shareholders’ meeting held on December 12, 2008 the Company’s directors, excluding Mr. Barr who recused himself (hereinafter referred to as the “Unaffected Directors”), commenced a review of the Federal Case and the facts and circumstances giving rise to its filing.  Such review included meetings with the Company's legal advisers, compiling and reviewing correspondence between the Company and its consultants, legal advisers, accountants, proxy solicitors and other persons relating to the litigation and the matters alleged therein, and discussions with Mr. Barr and other officers and employees of the Company.  In the course of their review, the Unaffected Directors examined such other records and matters as they deemed appropriate.  The Unaffected Directors concluded, and advised the Board, that the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders and recommended that the Company withdraw from the Federal Case which it did on February 11, 2009. The Federal Case is still active however, as Mr. Barrows has not elected to withdraw his claims against Mr. Barr.  On May 29, 2009 Mr. Barr applied for summary judgment in the Federal Case to dismiss Mr. Barrows’ remaining claims. Mr. Barrows has not offered a defense. On June 6, 2009 Mr. Barrows’ counsel applied to be withdrawn from the Federal Action. The application for summary judgment is expected to be heard in the next few months.  The ultimate outcome of this matter cannot be determined at this time.

Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Brian Barrows was terminated as an employee of the Company’s subsidiary, Flex Fuels Energy Ltd and has been removed as a director of Flex Fuels Energy Ltd by UK company law statutory process. We believe it unlikely that Brian Barrows has any valid claims against Flex Fuels Energy Ltd.

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Management does expect the ultimate outcome of these matters to have a material impact on our financial position, results of operations or cash flows.  Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of June 30, 2009 and December 31, 2008, there were 52,391,305 and 69,380,441 shares of common stock issued and outstanding, respectively.

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

On June 5, 2009 the Company repurchased and retired 16,989,136 shares of common stock for a purchase price of $131,025.

Note 9 - Income Taxes

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

At June 30, 2009, the Company has available for U.S federal income tax purposes a net operating loss carry forward of approximately $26,074,000 expiring in the year 2029, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carrying forward is approximately $9,126,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of June 30, 2009 are presented below.

For income tax reporting purposes, the Company has available for UK unused net operating loss carry forward of approximately $5,190,000 with no expiration.  The Company has provided a valuation reserve against the full amount of UK unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the six months ended June 30, 2009 and 2008 as follows:

	June 30,
	2009	2008
Statutory federal income tax rate	35%	35%
Statutory state and local income tax rate (0%), net of federal benefit	-	-
Net operating losses and other tax benefits for which no current benefit is being realized	(35%)	(35%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

As of June 30,
2009
Deferred tax assets:
Net operating loss carry forward	$10,579,000
Less: valuation allowance	$(10,579,000)
Net deferred tax asset	$-

Note 10 - Subsequent Events

On August 14, 2009 under the terms of its Investment Agreement, Loan Agreement and Option and Funding Agreement (together, “the Agreements”) dated May 1, 2009 with the WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, the Company provided a further Ј150,000 (approximately $247,800) to WDX by way of a loan and has exercised certain call options. This together has resulted in a total loan of Ј300,000 (approximately $495,600) to WDX and the ownership of 68.33% of WDX by the Company. Under the Agreements the Company has the option to loan a further Ј300,000 to WDX and gain up to 93% of WDX in the event of certain performance conditions not being satisfied. However, it is the Company’s expectation that if WDX performs to plan in Phase 2 of its development and meets its performance targets the Company will eventually own up to 73% of WDX for a total loan of up to Ј600,000 (approximately $991,200).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REVISE AS NEEDED)

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully attract and retain management and other key employees;
2.	Our ability to successfully engage in mineral exploration and financial technology activities;
3.	The intensity of competition;
4.	Regulation and changes in regulation by federal and provincial governments in territories where we operate; and
5.	General economic conditions that affect our industry or the global environment in which we operate.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Flex Fuels Energy, Inc. (“Flex Fuels” “we”, “us”, “our”) (formerly Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital Flex Fuels entered into an agreement with Flex Fuels Energy Limited (“FFE Ltd”) in which FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007.

Flex Fuels has staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares referred to herein as the “Malibu Gold Mine Property” or the “Malibu Gold Property”.  Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

FFE Ltd, a development stage company, was formed on November 26, 2006 under the laws of England and Wales.  FFE Ltd was primarily engaged in the business of manufacturing and distributing Oil Seed Rape (“OSR”) products.  In addition, it had been anticipated that FFE Ltd would also construct an associated biodiesel production facility with an associated Combined Heat and Power plant.

Following a change in the Company’s board of directors on December 12, 2008, the Company announced it intended to commence a strategic review of its business (“Review”), including the prospective of the FFE Ltd OSR processing facility (the “Project”), and its “Malibu Gold Property”.

The initial findings of the Review had identified potential enhancements to the Project, providing clearer definition to the OSR processing facility. A modified construction plan and scale had been developed and submitted for study by FFE Ltd's preferred engineering contractor; reversion to its original preferred and permitted site and the construction of a co-located CHP to deliver lower energy costs and to attract potential partners.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  As discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFEL”) was compromised by constant delays, sub-optimal design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFEL which we are doing on an orderly basis.  The historical operations and costs of FFEL and its assets and liabilities at June 30, 2009 and December 31, 2008 have been reclassified as discontinued operations.

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  WDX is the developer of a technology designed to mitigate currency risk (the “Product”).  Final development of the Product is in progress.  With the investment made into WDX, we have changed our business to focus on building a unique and diversified range of technology products to various industries and sectors.

As a consequence of the decision to wind down the operations of our main subsidiary FFE Ltd, we have reported the results of FFE Ltd as “discontinued operations” in the unaudited condensed consolidated financial statements covered in this quarterly filing for the period ended June 30, 2009. In addition, we have reclassified our historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd’s  operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the period ended June 30, 2009 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds, and to the investment made into the new subsidiary, WDX, as described above.

Results of Operations

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through June 30, 2009.

Operating Expenses

We incurred operating expenses of $374,053 and $767,402 for the three and six month periods ended June 30, 2009 as compared to operating expenses of $147,065 and $287,305 for the three and six month periods ended June 30, 2008.

The increase in operating expenses for the three and six month periods ended June 30, 2009 was primarily due to professional costs ($51,229 and $236,796, respectively as compared to $59,251 and $176,841 for the three and six months period ended June 30, 2008) and the ongoing legal costs associated with the State and Federal Court actions as discussed in Part II, Item 1, “Legal Proceedings” ($132,166 and $245,800, respectively as compared to $58,597 and $58,597 for the three and six months period ended June 30, 2008).

We incurred operating expenses of $4,188,085 for the period from March 10, 2006 (date of inception) through June 30, 2009 primarily due to legal, consulting, professional fees and payroll and administrative expense.

Loss from Continuing Operations

We incurred loss from continuing operations of $373,631 and $766,980 or $0.01 and $0.01 per share, for the three and six month periods ended June 30, 2009 as compared to $147,065 and $287,305 or less than $0.01 per share each, for the same periods ended June 30, 2008.

The increase in loss from continuing operations for the three and six month periods ended June 30, 2009 was primarily due to the increase in professional costs as discussed above.

We incurred loss from continuing operations of $4,187,663 for the period from March 10, 2006 (date of inception) through June 30, 2009 primarily due to professional costs as discussed above and the consulting fees, payroll and administrative expenses.

Loss from Discontinued Operations

We incurred loss from discontinued operations of $4,792,986 and $5,091,722 or $0.07 and $0.08 per share, for the three and six month periods ended June 30, 2009 as compared to $682,520 and $1,413,306 or $0.01 and $0.02 per share, for the three and six month periods ended June 30, 2008, respectively.

The increase in loss from discontinued operations for the three and six month periods ended June 30, 2009 was primarily due to removal of the accumulated foreign currency translation adjustment related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and recognized as a loss from disposal/abandonment or liquidation of the investment in FFE Ltd. on the date of discontinuance.

We incurred loss from discontinued operations of $31,127,058 or $0.47 per share, for the period from March 10, 2006 (date of inception) through June 30, 2009 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,947,405 (consisted of loss on disposal/abandonment of a) assets of $998,180, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587 and c) removal of the accumulated foreign currency translation adjustment of $4,051,638 related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and recognized as a loss from disposal/abandonment or liquidation of the investment in FFE Ltd.) ,and FFE Ltd’s operating loss from discontinued operations accumulated through June 30, 2009 from March 10, 2006 (date of inception )of $3,719,653.

Net Loss

We incurred net losses in the amounts of $5,166,617 and $5,858,702 or $0.08 and $0.09 per share, for the three and six month periods ended June 30, 2009 as compared to net losses of $829,585 and $1,700,611 or $0.01 and $0.02 per share, for the three and six month periods ended June 30, 2008 as discussed above.  We incurred a net loss in the amount of $35,314,721 or $0.53 per share, for the period from March 10, 2006 (date of inception) through June 30, 2009.

Liquidity and Capital Resources

We have limited cash reserves and may need substantial amounts of capital to implement our planned business strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we may seek for potential acquisitions, to support our working capital requirements or for further investment in current and future operations.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  Investing in us is a speculative investment and investors may lose all of their investment.

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  The total net funds raised of $18,977,068 since inception through June 30, 2009 have been used principally as follows: (a) $886,631 in payroll and administrative expenses; (b) $2,049,698 in legal fees; (c) $388,096 in consulting fees; (d) $6,409 in professional fees in connection with our financial reporting requirements; (e) $0 in purchase of property and equipment; At June 30, 2009, we had available cash balances of $7,118,649 which are held in the interest bearing bank accounts.

At June 30, 2009, we had cash and cash equivalents of $7,118,649, other current assets consisting of $50,641, which included current assets of discontinued operations of $25,556 and current liabilities of $539,912, consisting of accounts payable, accrued expenses and the remaining liabilities of the discontinued operations.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.   At December 31, 2008, we had cash and cash equivalents of $7,382,778, other current assets consisting of prepaid expenses, value added tax, and other receivables of $24,855, current assets of discontinued operations of $1,385,633 and current liabilities of $699,412, consisting of accounts payable, accruals, taxation and social security and liabilities of discontinued operations.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities of continuing operations was $701,263 for the six months ended June 30, 2009, as compared to a net increase of $63,695 for the six months ended June 30, 2008. The decrease was primarily due to the removal of FFE Ltd. assets as discontinued operations.  During the period from March 10, 2006 (date of inception) through June 30, 2009, we used net cash in operating activities of continuing operations of $2,842,991, which mainly for legal, consulting fees, professional fees and payroll and administrative expense.

Net Cash Used in Investing Activities

During the six months ended June 30, 2009, we used net cash in investing activities of continuing operations of $117,859 primarily for the investment made into WDX.  We have not utilized any cash in investing activities of continuing operations during the six months ended June 30, 2008.  During the period from March 10, 2006 (date of inception) through June 30, 2009, we used net cash in investing activities of continuing operations of $127,859, which is comprised of the purchase of mineral claim of $10,000 and the investment made into WDX of $117,859.

Net Cash (Used in) Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the six month period ended June 30, 2009 and 2008.  However, we used $131,025 to repurchase 16,989,136 shares of our common stock from certain shareholders during the six months ended June 30, 2009.  During the period from March 10, 2006 (date of inception) through June 30, 2009, we received net cash provided by financing activities of continuing operations of $18,846,043 ($18,977,068 received from private placements and net of $131,025 used to repurchase our common stock from certain shareholders in June 2009).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,763,819 during the period from March 10, 2006 (date of inception) through June 30, 2009.

We will only commit to capital expenditures for any of our planned projects if we have adequate capital or as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement.  Although we may be offered such financing, the terms may not be acceptable to us.  If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing, we will be able to achieve our goals.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has generated no revenues to date and it has utilized the capital that was raised by way of the private placements referred to above to commence initial work on a proposed Cardiff oilseed crush plant and to fund its current planned operations.  Following a detailed strategic review, the Company has decided to abandon the continued development of the Cardiff oilseed crush plant.  It has subsequently purchased a majority controlling interest in a new business focused on the development of technology products to the financial sector.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy Incorporated and Flex Fuels Energy Limited, a wholly owned subsidiary, including the FFE Ltd subsidiaries, which consist of four inactive companies(discontinued operations) and WDX Organization Ltd. (a 51% owned subsidiary)..  All significant inter-company transactions and balances have been eliminated in consolidation.

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

During the period from March 10, 2006 (date of inception) through June 30, 2009 the following stock-based compensations were issued.  On December 18, 2006 Mr. Thomas Barr received 412,038 shares, on May 22, 2007 Mr. Thomas Barr received 137,344 shares and on May 18, 2008 Mr. Paul Gothard received 65,000 shares.

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 4T.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2009 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. The suit is still active.

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deems just and proper. The ultimate outcome of this matter cannot be determined at this time.

Federal Action

The Company, along with Mr. Barrows, filed a complaint against Mr. Barr in federal district court (“the Federal Case”) in Nevada on October 7, 2008 (Case No. 2:08-cv-01358-KLD-RJJ) seeking compensatory and punitive damages and injunctive relief for, among other things, alleged breaches of his fiduciary duties as a director to the Company and its shareholders.  On October 30, 2008 Mr. Barr filed an answer to the complaint denying all of the material allegations set forth in the complaint and asserting affirmative defenses.  Subsequent to the shareholders’ meeting held on December 12, 2008 the Company’s directors, excluding Mr. Barr who recused himself (hereinafter referred to as the “Unaffected Directors”), commenced a review of the Federal Case and the facts and circumstances giving rise to its filing.  Such review included meetings with the Company's legal advisers, compiling and reviewing correspondence between the Company and its consultants, legal advisers, accountants, proxy solicitors and other persons relating to the litigation and the matters alleged therein, and discussions with Mr. Barr and other officers and employees of the Company.  In the course of their review, the Unaffected Directors examined such other records and matters as they deemed appropriate.  The Unaffected Directors concluded, and advised the Board, that the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders and recommended that the Company withdraw from the Federal Case which it did on February 11, 2009. The Federal Case is still active however, as Mr. Barrows has not elected to withdraw his claims against Mr. Barr.  On May 29, 2009 Mr. Barr applied for summary judgment in the Federal Case to dismiss Mr. Barrows’ remaining claims. Mr. Barrows has not offered a defense. On June 6, 2009 Mr. Barrows’ counsel applied to be withdrawn from the Federal Action. The application for summary judgment is expected to be heard in the next few months. The ultimate outcome of this matter cannot be determined at this time.

Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Brian Barrows was terminated as an employee of the Company’s subsidiary, Flex Fuels Energy Ltd and has been removed as a director of Flex Fuels Energy Ltd by UK company law statutory process. We believe it unlikely that Brian Barrows has any valid claims against Flex Fuels Energy Ltd.

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Management does expect the ultimate outcome of these matters to have a material impact on our financial position, results of operations or cash flows.  Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.           RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended June 30, 2009.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.              OTHER INFORMATION

WDX Investment Agreement

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

WDX is the developer of a technology designed to mitigate currency risk (the “Product”).  Final development of the Product is in progress.  WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Product is successfully completed and marketed.

The Agreements provide for us to make loans to WDX in the minimum amount of approximately $225,510 and the maximum amount of approximately $902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% of WDX’s outstanding share capital on a fully diluted basis.  The Agreements contain conditions which must be satisfied by WDX in connection with the loans.  Failure to satisfy such conditions could result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total.

The initial loan under the Agreements in the amount of approximately $225,510 (the “Initial Loan” or the “Phase 1 Funding”) was made upon execution of the Agreements and resulted in our receipt of 5,100 WDX shares owned by the Founders.  These shares represent 51% of WDX’s fully diluted, outstanding share capital.  On August 11, 2009 we entered into a Call Option and Draw Down Agreement with WDX pursuant to which we made an additional loan in the approximate amount of $247,500 to WDX effective August 14, 2009 (the “Second Loan”) and received an additional 5,474 WDX Shares.  Following receipt of the 5,474 shares, we own an aggregate of 10,574 WDX Shares representing approximately 68.33% of WDX’s fully diluted, outstanding share capital.  Any additional loans to be made under the Agreements will be made at our option.  Both the Initial Loan and Second Loan are evidenced by and secured by WDX debentures.  All subsequent loans under the Agreements, if any, will be similarly evidenced and secured.  WDX is obligated to apply the Initial Loan and Second Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of the Product and subject to our approval, to reimburse the Founders for reasonably incurred costs related thereto.

The May 1, 2009 Option and Funding Agreement gave us the option to provide additional funding of up to approximately $742,500 to WDX (the “Phase 2 Funding”) to purchase additional shares of WDX constituting in the aggregate 22% of WDX’s outstanding shares on a fully diluted basis.  Following the Second Loan we are eligible to provide additional funding of up to approximately $495,000 to WDX to purchase additional shares of WDX.  The option is exercisable by us through the earlier of (i) the date upon which all outstanding loans made by us to WDX, together with all interest accrued thereon is repaid in full, or (ii) April 30, 2011.  The Phase 2 Funding is required to be used in the same manner as the Phase 1 Funding, bears the same rate of interest as the Phase 1 Funding, and is repayable on the same terms as the Phase 1 Funding.  Phase 2 Funding is available on drawdowns of approximately $82,500 or multiples thereof.  Subject to waiver by us, each drawdown is subject to (i) no event of default having occurred or be continuing or which would result from the proposed drawdown; and (ii) each warranty of WDX given under the Agreements being true, accurate and not misleading in all respects on the date of any drawdown notice and drawdown.  Upon each drawdown, we will receive WDX shares in such amount that will equal, at the relevant time, the percentage which the value of the drawdown (approximately $82,500) bears to the value of the maximum Phase 2 Funding (approximately $742,500) which is 2.44%.
The Investment Agreement contains customary confidentiality provisions and a non-compete provision.  The non-compete prohibits us and the Founders from engaging, directly or indirectly, in a trade or business which competes with WDX during the term of the Agreements and for a period of two years thereafter.

Stock Purchase Agreements

On May 21, 2009 we entered into Stock Purchase Agreements (the “Stock Purchase Agreements”) with Iestyn Morgan, Gillian Penton and Mark Paulson (collectively the “Shareholders”) whereby we agreed to purchase an aggregate of 16,989,136 shares of our common stock (the “Shares”) from the Shareholders at a price of $0.008 per share or an aggregate of approximately $130,000.  Messrs. Morgan and Paulson are founding shareholders of Flex Fuels Energy Limited while Mrs. Penton is the wife of Jon Penton, a founding shareholder of Flex Fuels Energy Limited.  The purchase of the Shares took place on June 5, 2009.  Following purchase, the Shares were retired and returned to the status of authorized but unissued.  The last closing sale price for our common stock prior to the execution of the Stock Purchase Agreements was $0.04 per share and as such the per share price paid by us to the Shareholders under the Stock Purchase Agreements represented a substantial discount to the market price.  We entered into the Stock Purchase Agreements to preserve share value and decrease the number of shares of our common stock issued and outstanding.  The Stock Purchase Agreements require us to indemnify the Shareholders against all claims, liabilities and assessments, if any, against the Shareholders for additional capital gains tax imposed by HM Revenue and Customs (“HMRC”) based upon a determination by HMRC that the shares shall be deemed for tax purposes to have been sold for a purchase price in excess of $0.008 per share.  In such instance, the indemnification will not cover the capital gains tax due with respect to the first $0.008 of the deemed sales price.

Management Changes

Effective May 27, 2009 John Nangle resigned as our President and as a Director.  On June 2, 2009 Robert Galvin our Chief Financial Officer, Treasurer and Secretary was appointed to fill the vacant Director position and David Miller, a Director, was appointed to fill the vacant President position.  The resignation of Mr. Nangle was not the result of any disagreement between Mr. Nangle and us on any matter relating to our operations, policies or practices.

Abandonment of Proposed Oil Seed Business

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  As discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFEL”) was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFEL which we are doing on an orderly basis.

Malibu Gold Property

In June, 2009 we conducted a further survey of our Malibu Gold Property (“MGP”) consisting of two waterside mineral claims containing 33 cell claim units totaling approximately 683 hectares.  The results of the survey are expected to be available by in third calendar quarter, 2009 and will form the basis for the identification of drill and trenching targets for Phase 3 exploration, if justified.

Previous surveys have indicated that the MGP hosts gold and base metal deposits within quartz veins and quartz-filled shear zones.  Two short tunnels (“adits”) dating back to the early part of last century have been driven on the mineralized areas, exposing gold mineralization in the #1 adit and a 30 to 130 cm wide gold-bearing quartz vein in the #2 adit.  The vein pinches and swells along 50 metres of shoreline cliffs.  The #2 adit previously gave a gold assay of 0.72 oz/t Au across 40 cm in a channel sample across the exposed quartz vein.

In connection with the survey we took several diamond saw cut rock samples.  These samples are in the care and control of an independent Geologist, as per the National Instrument 43-101 regulations governing the Standards of Disclosure for Mineral Projects within Canada.  The independent Geologist will report upon the samples and assays.  We have also ordered a thin-section interpretation of the mineralization to be conducted by Vancouver Petrographics Ltd.  This study is designed to assess the microscopic nature of the mineralization.

Employment Agreements

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and provides us with his services, in all capacities, for an average of up to 3 days per week. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $8,482) per month.  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer, Treasurer, Secretary and a Director is a partner.  Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and such other equivalent services.  The Services Agreement may be terminated by us for “Cause” or by us or the Consultant without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  We cannot terminate the Services Agreement without “Cause”, however, during the initial 6 month term of the Services Agreement.  Under the Services Agreement, we pay the Consultant a base monthly fee of £4,200 (approximately $6,930).  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event we require the services of Consultant for an average of more than 1.5 days per week, we may, at our discretion, pay Consultant for the additional days worked (the “Additional Time Payments”).  The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The Services Agreement contains standard confidentiality provisions. The Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement. Effective May 1, 2008 through October 10, 2008 and December 12, 2008 through June 30, 2009, we had similar agreements with ARM.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “Services Agreement”) pursuant to which Mr. Barr serves as our Chief Executive Officer and a Director.  Under the Services Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the Services Agreement of £7,916 (approximately $11,500) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  The Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The Agreement contains standard confidentiality provisions.  The Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Agreement.

ITEM 6.                      EXHIBITS.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description
10.1	Supply of Services Agreement, dated July 1, 2009 between Registrant and David Miller
10.2	Supply of Services Agreement, dated July 1, 2009 between Registrant and Thomas Barr
10.3	Supply of Services Agreement, dated July 1, 2009 between Registrant and The ARM Partnership
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

August 19, 2009	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer