Form 10-Q
period 2009-09-30
Flex Fuels Energy, Inc.
filed 2009-11-19
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 44,525,967 shares of the issuer’s common stock outstanding as of November 19, 2009.

FLEX FUELS ENERGY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008 (unaudited) and the period from March 10, 2006 (Inception) to September 30, 2009 (unaudited)	5

Condensed Condensed Consolidated Statements of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through September 30, 2009 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008 (unaudited) and for the period from March 10, 2006 (Inception) to September 30, 2009 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,255,914	$7,382,778
Prepaid expenses	10,815	24,803
Value added tax and other receivables	15,045	52
Current assets of discontinued operations	18,801	1,385,633

Total Current Assets	7,300,575	8,793,266

Fixed assets of discontinued operations	-	426,066

Security deposits and other assets	18,475	-

Total Assets	$7,319,050	$9,219,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$386,373	$295,594
Accrued expenses	17,856	119,985
Taxation and social security	9,796	-
Liabilities of discontinued operations	9,453	283,833

Total Current Liabilities	423,478	699,412

Total Liabilities	423,478	699,412

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
52,391,305 and 69,380,441 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	52,391	69,380
Additional Paid-in Capital	41,879,049	41,993,085
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	680,825	(4,086,527)
Deficit accumulated during development stage	(35,561,144)	(29,456,018)
Total Stockholders' Equity	7,051,121	8,519,920
Non Controlling Interest	(155,549)	-
Total stockholders' equity	6,895,572	8,519,920

Total Stockholders' Equity and Liabilities	$7,319,050	$9,219,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the nine months		(date of inception) through
	ended September 30,		ended September 30,		September 30,
	2009	2008	2009	2008	2009
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	13,003	-	13,003	-	21,726
Selling, general and administrative charges	418,889	910,228	1,186,290	1,197,534	4,588,249
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense	431,892	910,228	1,199,293	1,197,534	4,619,975

Operating loss	(431,892)	(910,228)	(1,199,293)	(1,197,534)	(4,619,975)

Other income (expense):
Interest and other income	2,348	-	2,770	-	2,770

Loss from continuing operations, before provision for income taxes	(429,544)	(910,228)	(1,196,523)	(1,197,534)	(4,617,205)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(429,544)	(910,228)	(1,196,523)	(1,197,534)	(4,617,205)

Gain (loss) on discontinued operations, net of tax	33,178	(370,345)	(5,058,544)	(1,783,651)	(31,093,880)

Net loss	(396,366)	(1,280,573)	(6,255,067)	(2,981,185)	(35,711,085)

Net loss attributable to the non-controlling interest	88,391	-	149,941	-	149,941

Net loss attributable to Flex Fuels Energy, Inc. and Subsidiaries	$(307,975)	$(1,280,573)	$(6,105,126)	$(2,981,185)	$(35,561,144)

Loss per common share from continuing operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.01)	(0.01)	(0.02)	(0.02)	(0.07)
Loss per common share from discontinued operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	0.00	(0.01)	(0.08)	(0.03)	(0.48)
Net loss per common share attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.01)	$(0.02)	$(0.10)	$(0.04)	$(0.54)

Weighted average number of common
shares outstanding - basic and fully diluted	52,391,305	69,380,441	62,099,383	69,349,012	65,373,503

Comprehensive Loss:
Net Loss	$(396,366)	$(1,280,573)	$(6,255,067)	$(2,981,185)	$(35,711,085)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	15,143	-	675,217	-	675,217
Foreign currency translation adjustment attributable to discontinued operations, net of tax	-	(1,417,710)	4,086,527	(1,383,710)	-
Total other comprehensive loss, net of tax	(381,223)	(2,698,283)	(1,493,323)	(4,364,895)	(35,035,868)
Comprehensive (income) loss attributable to the non-contolling interest	(945)	-	5,608	-	5,608
Comprehensive loss attributable to the Flex Fuels Energy Inc. and Subsidiaries	$(382,168)	$(2,698,283)	$(1,487,715)	$(4,364,895)	$(35,030,260)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2009
(Unaudited)

				Deficit
				Accumulated	Accumulated
				During	Other
			Additional	Development	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)

Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)

Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)

Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Comprehensive loss	-	-	-	-	4,767,352	(5,608)	4,761,744

Net loss	-	-	-	(6,105,126)	-	(149,941)	(6,255,067)

Balance at September 30, 2009	52,391,305	$52,391	$41,879,049	$(35,561,144)	$680,825	$(155,549)	$6,895,572

The accompanying notes are an integral part of these unaudited consensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the Nine Months		(date of inception) through
	Ended September 30,		September 30,
	2009	2008	2009
		(Restated)
Cash flows from operating activities:
Net loss attributable to Flex Fuels Energy Inc. and Subsidiaries	$(6,105,126)	$(2,981,185)	$(35,561,144)
Net loss from discontinued operations	(5,058,544)	(1,783,651)	(31,093,880)
Net loss from continuing operations attributable to Flex Fuels Energy Inc. and Subsidiaries	(1,046,582)	(1,197,534)	(4,467,264)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	22,000	716,369
Loss attributable to non-controlling interest, net of tax	(149,941)	-	(149,941)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,958	7,000	(36,180)
Sales tax and interest receivable	(13,332)	-	(49,069)
Security deposit and other assets	(17,905)	-	(23,117)
Accounts payable	89,257	241,000	469,830
Accrued expenses	(102,172)	528,000	120,691
Taxation and social security payable	9,493	-	48,729
Total Adjustments	(171,642)	798,000	1,107,312

Net cash used in operating activities of continuing operations	(1,218,224)	(399,534)	(3,359,952)

Cash flows from investing activities:
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	-	(10,000)

Cash flows from financing activities:
Repurchase of common stock	(131,025)	-	(131,025)
Proceeds from sale of shares of common stock in private placements, net of issueance costs	-	-	18,977,068
Net cash (used in) provided by financing activities of continuing operations	(131,025)	-	18,846,043

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	697,172	(1,179,651)	(7,806,971)
Cash used in investing activities of discontinued operations	(121,789)	(143,000)	(1,060,208)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	(1,417,838)	-
Net cash flows from discontinued operations	575,383	(2,740,489)	(8,867,179)

Effects of exchange rate changes on cash from continuing operations	647,002	-	647,002

Net (decrease) increase in cash and cash equivalents	(126,864)	(3,140,023)	7,255,914

Cash and cash equivalents, beginning of period	7,382,778	16,156,382	-

Cash and cash equivalents, end of period	$7,255,914	$13,016,359	$7,255,914

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$22,000	$716,369
Total non-cash investing and financing activities from discontinued operations	$-	$22,000	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquistion	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquire in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008 and for the period from March 10, 2006 (date of inception) through September 30, 2009. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2009.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFE Ltd which we are doing on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at September 30, 2009 and December 31, 2008 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. This together has resulted in a total loan of £300,000 (approximately $495,600) to WDX and the ownership of 68.33% of WDX by the Company.

Flex Fuels Energy, Inc. and/or Flex Fuels Energy, Inc., WDX, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Flex Fuels”, “we”, “us”, “our” or, the “Company”.

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

Restatement

The financial statements for the three and nine month periods ended September 30, 2008 have been restated to correct the accounting for currency translation adjustments (“CTA”) in the amount of $1,494,710. During those periods, this amount had been charged to expense and included in net loss. The Company has reconsidered its accounting for the currency translation adjustments and has determined that they should have been included as part of other comprehensive income. The CTA results from the translation of transactions of a long-term investment nature between Flex Fuels and FFE Ltd for which settlement was not planned or anticipated. Pursuant to ASC 830, “Foreign Curreny Matters”, the CTA related to such transactions are included in comprehensive income in consolidation.

The September 30, 2008 financial statements are the only financial statements of the Company in which the incorrect accounting treatment of the CTA was applied.

The effects of the restatement on the financial statements for the three and nine month periods are shown in the following table. The prior year operations to which the CTA applied have been reclassified as discontinued operation in these financial statements. The effects of the restatement are applied to the discontinued operations.

Nine months ended September 30, 2008

	As reported	Adjustment	Restated

Loss on discontinued operations	$(3,278,361)	$1,494,710	$(1,783,651)
Net loss	(4,475,895)	1,494,710	(2,981,185)
Total other comprehensive income (loss)	111,000	(1,494,710)	(1,383,710)

Three months ended September 30, 2008

	As reported	Adjustment	Restated

Loss on discontinued operations	$(1,865,055)	$1,494,710	$(370,345)
Net loss	(2,775,283)	1,494,710	(1,280,573)
Total other comprehensive income (loss)	77,000	(1,494,710)	(1,417,710)

Balance Sheet at September 30, 2008:
	As reported	Adjustment	Restated
Accumulated other comprehensive
income (loss) – foreign currency translation adjustment	155,000	(1,494,710)	(1,339,710)
Deficit accumulated during the
development stage	(29,768,000)	1,494,710	(28,273,290)

There was no effect on net cash used in operating activities, net change in cash or the cash balance at September 30, 2008

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage company and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through September 30, 2009.  Additionally, the Company has negative cash flows from operations since date of inception and has an accumulated deficit of $35,561,145 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage company

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has generated minimal revenues to date and has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through September 30, 2009, the Company has accumulated losses of $35,561,145 (of $31,093,880 incurred from the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies) and WDX Organisation Ltd. (a 68.33% owned subsidiary as of September 30, 2009). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations.

The 31.67% third party ownership of WDX at September 30, 2009 is recorded as a noncontrolling interest in the financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation, primarily related to the discontinued operations of FFE, LTD.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 68.33% owned subsidiary, WDX, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period.  FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average exchange rates.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd.’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, loss from discontinued operations in the accompanying unaudited condensed consolidated financial statements during the quarter ended June 30, 2009 (see Note 3). During the three months ended September 30, 2009 we have recorded a foreign currency translation adjustment gain of $36,872 from discontinued operations.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation was provided for on the straight line basis over the estimated useful lives of the assets as follows:

Office equipment	2 years
Capitalized Plant under Construction	N/A

Costs relating to the design, permitting, specification and construction of the Company’s Cardiff Project were capitalized and not depreciated since the plant was not operational. The Company has recorded an asset impairment loss of $458,730 on its Capitalized Plant under Construction as of December 31, 2008 as a result of management’s detail review of the Cardiff oilseed crushing plant Project, see Note 2, “Impairment of long-lived assets”.  The Company has reclassified the asset impairment charge recognized in 2008 as loss on disposal – impairment loss from discontinued operations (see Note 3). During the quarter ended June 30, 2009, the Company recorded a loss on disposal/abandonment of assets of $539,450 as a result of the discontinued operations of FFE Ltd. (see Note 3).

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company does not have any common stock equivalents for the three and nine month periods ended September 30, 2009 and 2008.

Fair value of financial instruments

In April 2009, we adopted accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

Our short-term financial instruments, including cash, receivables, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.

Income taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Comprehensive Income (Loss)

The Company utilizes ASC 220, "Comprehensive Income" which establishes standards for the reporting and displaying of comprehensive income (loss) and its components.  Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Cash and cash equivalents

For purposes of the statement of cash flows, cash and cash equivalents includes demand deposits, saving accounts and money market accounts. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash and cash equivalents.

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at September 30, 2009 (approximately $80,000 at September 30, 2009) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $7,176,000 and $8,561,000 at September 30, 2009 and December 31, 2008, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.
The Company does not have any employee stock options and stock purchases plans at September 30, 2009 and December 31, 2008, respectively.

During the period from March 10, 2006 (date of inception) through September 30, 2009, the following stock-based compensations were issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were no employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through September 30, 2009.

Revenue recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  As at September 30, 2009 and 2008, the Company had incurred no research and development costs.

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our 68.33% owned subsidiary, WDX.

Impairment of long-lived assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

The Company has determined that its Malibu Gold property is to be impaired as of December 31, 2006, as per ASC 360. Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss shall be recognized only if the carrying amount of a long- lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). Our determination is based on the Company’s current period operating loss combined with the Company’s history of operating losses and our projection that demonstrates continuing losses associated with the Malibu Gold property.  The license was originally acquired for $10,000 in cash and initially held on behalf of the Company by Jim Laird – see Note 5 - Related Party Transactions.

In addition, the Company had recorded a total asset impairment loss of $458,730 to its operations on December 31, 2008, which has been reclassified to loss from discontinued operations on the date of discontinuance of FFE, Ltd..  The asset impairment loss consist of an impairment loss on the Capitalized Plant under Construction Costs for the Cardiff Project as this was evaluated as no longer adding value to the Cardiff Project based on management’s detail review performed during December 2008 mainly due to the change in its strategy of the Cardiff Project from Biodiesel to Oilseed Crush. During the nine months ended September 30, 2009 the Company recorded a loss on disposal/abandonment of assets of $557,441 as a result of the discontinued operations of FFE Ltd.

Non-controlling Interest

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX pursuant to which we acquired 51% ownership of WDX. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. This has resulted in the ownership of 68.33% of WDX at September 30, 2009.

The 31.67% third party ownership of WDX is recorded as a noncontrolling interest in the financial statements.

At September 30, 2009 the Non-controlling Interest was as follows:
Amount
Third party investment	$-
Non-controlling interest’s share of losses	(149,941)
Non-controlling interest’s share of comprehensive losses	(5,608)
Balance at September 30, 2009	$(155,549)

New Accounting Pronouncements Effective January 1, 2009

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this guidance on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

 In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. We adopted this guidance effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our condensed consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

In December 2007, the FASB issued new guidance which prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, the new guidance clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship. The new guidance is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted the new guidance effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We adopted the new guidance effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In January 2009, the FASB issued new accounting guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted this new guidance and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

 Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFE Ltd which we are doing on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at September 30, 2009 and December 31, 2008 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations:

	Three Months ended September 30,		Nine Months ended September 30,		Inception to
	2009	2008	2009	2008	September 30, 2009
Income (loss) from discontinued operations, net of tax	$14,297	$(370,345)	$(486,337)	$(1,529,921)	$(3,165,356)

Loss on disposal/abandonment of discontinued
operations:
Impairment loss on capitalized plant under
construction	-	-	-	(253,730)	(458,730)
Loss on abandonment of assets	(17,991)	-	(557,441)	-	(557,441)
Transaction costs incurred
in connection with acquisition	-	-	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	36,872	-	(4,014,766)	-	(4,014,766)

Total loss on disposal/abandonment of
discontinued operations, net of tax	18,881	-	(4,572,207)	(253,730)	(27,928,524)

Loss from discontinued operations	$33,178	$(370,345)	$(5,058,544)	$(1,783,651)	$(31,093,880)

Assets and liabilities of discontinued operations:

	September 30,	December 31,
	2009	2008
Assets:
Cash	$801	$1,319,902
Prepaid expenses	16,954	29,547
Receivables	1,046	36,184
Current assets of discontinued operations	18,801	1,385,633

Property, plant and equipment	-	418,826
Intangible assets	-	7,240
Non-current assets of discontinued operations	-	426,066

Total assets of discontinued operations	$18,801	$1,811,699

Liabilities:
Accounts payable	$-	$91,254
Accrued expenses	2,594	153,342
Taxation and social security	6,859	39,237

Total liabilities of discontinued operations	$9,453	$283,833

Note 4 - Property and Equipment

A breakdown of the Company’s main items of property and equipment, classified as fixed assets of discontinued operations at December 31, 2008, are given in the table below:

December 31,
2008

Capitalized Plant under Construction	$868,065
Office equipment	36,331
904,396
Asset impairment loss	(458,730)
Adjusted cost basis	$445,666

Accumulated depreciation and amortization	(26,840)
Carrying value	$418,826

Depreciation expense was $594 and $5,000 for the three months ended September 30, 2009 and 2008, respectively, $18,399 and $17,000 for the nine months ended September 30, 2009 and 2008, respectively, and $53,781 for the period from March 10, 2006 (date of inception) through September 30, 2009. These amounts have been reclassified and included in the loss from discontinued operations.

The impairment charge was $0 for the three and nine months ended September 30, 2009, $0 and $253,730 for the three and nine months ended September 30, 2008 and $458,730 for the period from March 10, 2006 (date of inception) through September 30, 2009, respectively. These amounts have been reclassified and included in loss from discontinued operations. During the three and nine months ended September 30, 2009 the Company recorded a loss on disposal/abandonment of assets of $17,991 and $557,441 as a result of the discontinued operations of FFE Ltd. This amount is also included in loss from discontinued operations.

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

The Sechelt First Nation Group (which represents the local Indian populace and is part of government in Canada) is brought into consultation at the work permit stage.  Additional government departments are also notified of the application for a work permit.  In general, the work permit process takes about 4 - 6 weeks, provided that it has been filed properly and fully.  There are no fees required to obtain a work permit.

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

Under the accounting treatment set forth in ASC 360, "Property, Plant and Equipment", because of the Company’s current period operating loss, its history of operating losses, a projection of continuing losses associated with the Malibu Gold property and the fact the property is without known reserves along with the fact the proposed program is exploratory in nature, the Company is allowed to treat the mining license as fully impaired.

NOTE 6 – Acquisitions

WDX

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we initially acquired 51% ownership of WDX. The cost of the initial investment was $74. WDX had no assets or liabilities or operations at the date of acquisition.

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

The initial loan under the Agreements in the approximate amount of US$225,510 was made upon execution of the Agreements and resulted in our receipt of 51% of WDX’s fully diluted, outstanding share capital.  WDX is obligated to apply the Initial Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of the Product.  On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. This together has resulted in a total loan of £300,000 (approximately $495,600) to WDX and the ownership of 68.33% of WDX by the Company at September 30, 2009.

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

The acquisition of FFE Ltd (a development stage company) has been accounted for not as part of a business combination but the purchase of assets and assumption of liabilities not qualifying as a business in accordance with ASC 805, “Business Combination”, Subtopic, “Definition of Business”. Management determined that FFE Ltd was not a business as it did not have a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors.  In addition, FFE Ltd, the transferred set’s current activities are focused on the development of a planned business rather than the operation of a business.  Because the planned principal operations of FFE Ltd. had not yet commenced, the set is not a business in accordance with US GAAP.

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

The management concluded that the FFE Ltd business plan was not separately identifiable from FFE Ltd’s management and their ability to deliver the plan and neither the business plan nor management was subject to contractual obligations that could be capitalized. Additionally, because FFE Ltd had to further raise significant additional capital and secure numerous capital and operational contracts to execute the business plan the value of any such asset could not be measured reliably.

Therefore management concludes that the cost of the purchasing the business plan and management‘s ability to deliver that plan cannot be capitalized and must therefore be expensed in the consolidated statements of operations in accordance with US GAAP as transaction costs in connection with asset acquisition.

The Company had expensed the cost of the business plan acquired in the aggregate amount of $22,897,759 as transaction cost in connection with the asset acquisition of FFE Ltd. at the completion dates of these transactions. This amount has been reclassified and is included in loss from discontinued operations (see Note 3).

Note 7 - Commitments and Contingencies

Lease commitments

The Company no longer has any lease commitments as the option was not excercised.

Employment agreements

The Company terminated all employment agreements during the three months ended June 30, 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $118,514 and $35,000 in consulting fees to these individuals for the three months ended September 30, 2009 and 2008, respectively, and $243,261 and $35,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company incurred $506,609 in fees to these individuals for the period from March 10, 2006 (date of inception) through September 30, 2009.

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

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages in excess of $10,000 on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. The costs of the action were not expected to exceed $500,000. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown, LLP on the grounds that the forum selection clause in the Company’s contract with Mayer Brown, LLP (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the U.K. courts. Accordingly, we have instructed our U.K. solicitors to evaluate a similar action in the U.K. to claim damages and the costs of the action against Mayer Brown, LLP, the ultimate outcome of which cannot be determined at this time.

Federal Action

The Company, along with Mr. Barrows, filed a complaint against Mr. Barr in federal district court (“the Federal Case”) in Nevada on October 7, 2008 (Case No. 2:08-cv-01358-KLD-RJJ) seeking compensatory and punitive damages and injunctive relief for, among other things, alleged breaches of his fiduciary duties as a director to the Company and its shareholders.  On October 30, 2008 Mr. Barr filed an answer to the complaint denying all of the material allegations set forth in the complaint and asserting affirmative defenses.  Subsequent to the shareholders’ meeting held on December 12, 2008 the Company’s directors, excluding Mr. Barr who recused himself (hereinafter referred to as the “Unaffected Directors”), commenced a review of the Federal Case and the facts and circumstances giving rise to its filing.  Such review included meetings with the Company's legal advisers, compiling and reviewing correspondence between the Company and its consultants, legal advisers, accountants, proxy solicitors and other persons relating to the litigation and the matters alleged therein, and discussions with Mr. Barr and other officers and employees of the Company.  In the course of their review, the Unaffected Directors examined such other records and matters as they deemed appropriate.  The Unaffected Directors concluded, and advised the Board, that the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders and recommended that the Company withdraw from the Federal Case which it did on February 11, 2009. The Federal Case remained active however, as Mr. Barrows did not elect to withdraw his claims against Mr. Barr.  On May 29, 2009 Mr. Barr applied for summary judgment in the Federal Case to dismiss Mr. Barrows’ remaining claims. Mr. Barrows did not offer a defense. On June 6, 2009 Mr. Barrows’ counsel applied to be withdrawn from the Federal Action. On October 14, 2009 Summary Judgment was granted by the Court in favor of Mr. Barr against Mr. Barrows, the court having dismissed Mr. Barrows’ remaining claims on finding that Mr. Barrows had no standing to bring those claims and, in any event, Mr. Barr had not violated the Computer Fraud and Abuse Act and the Stored Communications Act, as alleged by Mr. Barrows.

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

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of September 30, 2009 and December 31, 2008, there were 52,391,305 and 69,380,441 shares of common stock issued and outstanding, respectively.

On March 10, 2006, the Company issued 60,000,000 shares of common stock to the founders for $10,000.

On December 18, 2006, the Company issued 412,038 shares of common stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $48,000 based upon a fair value of $0.1167 per share of its common stock based on the price of shares issued in the subsequent private placement on December 29, 2006.

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

On May 11, 2007, the Stockholders of the Company, without direction from the Company, undertook a re-organization of their respective shareholdings by retiring varying percentages of their stock. In total 51,685,723 shares of common stock were retired.  As Mr. Tom Barr was not required to retire any stock and therefore gained additional common stock in the stock split on May 21, 2007.  The Company attributed the fair value of approximately $308,000 under compensatory arrangements based upon a fair value of $0.90 per share of common stock – the price of shares issued in the subsequent private placement on May 29, 2007.

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

On May 22, 2007, the Company issued 137,344 shares of common stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $124,000 based upon a fair value of $0.90 per share of its common stock based on the price of shares issued in the subsequent private placement on May 29, 2007.

On May 25, 2007, Mr. Tom Barr acquired 200,000 shares of common stock from a stockholder at a discount to market value as compensation for providing certain services. The Company has attributed a fair value of $178,000 to the transaction under compensatory arrangements based a fair value of $0.90 per share of common stock from shares issued in the subsequent private placement on May 29, 2007 less the amount paid by Mr. Barr.

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

Note 9 - Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

At September 30, 2009, the Company has available for U.S federal income tax purposes a net operating loss carry forward of approximately $26,284,000 expiring in the year 2029, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carrying forward is approximately $9,200,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2009 are presented below.

For income tax reporting purposes, the Company has available for UK unused net operating loss carry forward of approximately $9,400,000 with no expiration.  The Company has provided a valuation reserve against the full amount of UK unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the nine months ended September 30, 2009 and 2008 as follows:

	September 30,
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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
As of September 30,
2009
Deferred tax assets:
Net operating loss carry forward	$11,839,000
Less: valuation allowance	$(11,839,000)
Net deferred tax asset	$-

Note 10 - Subsequent Events

 Stock Purchase Agreement

On October 9, 2009 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with JTC Trustees Limited As Trustee of the LOGO Investment Trust (the “Shareholder”) whereby we purchased 7,865,341 shares of our common stock (the “Shares”) from the Shareholder at a price of $0.008 per share or an aggregate purchase price of approximately $63,000.  The Shares were beneficially owned by Gordon Ewart, a founding shareholder of Flex Fuels Energy Limited.  The purchase of the Shares took place on October 9, 2009.  Following the purchase, the Shares were retired and returned to the status of authorized but unissued. The Stock Purchase Agreement requires us to indemnify the Shareholder against all claims, liabilities and assessments, if any, against the Shareholder for additional capital gains tax imposed by HM Revenue and Customs (“HMRC”) based upon a determination by HMRC that the shares shall be deemed for tax purposes to have been sold for a purchase price in excess of $0.008 per share.  In such instance, the indemnification will not cover the capital gains tax due with respect to the first $0.008 per share of the deemed sales price.  In connection with the execution of the Stock Purchase Agreement, we also executed mutual releases with the Shareholder.

Warrant Issuances

Effective October 22, 2009 we issued an aggregate of 10,100,000 warrants to members of our management and a key employee, each exercisable, upon vesting, for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share.  The warrants contain cashless exercise and piggyback registration provisions and are subject to adjustment in the event of stock splits, recapitalizations or reclassifications of our common stock.  5,800,000 of the warrants were issued to Thomas Barr; 2,000,000 to Robert Galvin; and 2,000,000 to David Miller.  Messrs. Barr, Galvin and Miller serve as our executive officers and directors.  300,000 of the warrants were issued to our financial controller.  5,200,000 of the warrants (the “Time Warrants”), including 2,900,000 issued to Thomas Barr; 1,000,000 issued to Robert Galvin; 1,000,000 issued to David Miller and 300,000 issued to our financial controller vest as follows:

i.	25% upon issuance;
ii.	25% on December 31, 2009;
iii.	25% on December 2010; and
iv.	25% on December 31, 2011.

The vesting of 2,450,000 of the remaining 4,900,000 warrants is subject to our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and the vesting of the remaining 2,450,000 warrants is subject to our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.  The 4,900,000 warrants subject to our achieving average minimum closing prices for our common stock are hereinafter referred to as the “Price Warrants”.

In the event a warrantholder ceases to be an officer, director or employee of ours during the term of the warrants for any reason, including the death of such warrantholder (a “Triggering Event”) (i) such warrantholder, or the warrantholder’s legal assigns, as the case may be, shall retain all warrants held by them, which have vested as of the date of the Triggering Event, for the remainder of the warrant term and may exercise such warrants in accordance with the terms thereof; (ii) all non-vested Time Warrants, except those vesting in the year of the Triggering Event, shall expire as of the Triggering Event; and (iii) all-non-vested Price Warrants shall expire as of the Triggering Event.  Time Warrants which are subject to vesting at the end of the year in which the Triggering Event takes place shall be retained on a proportionate basis which takes into account the number of Time Warrants vesting at year end and the number of days which have passed in the year of the Triggering Event at the time of the Triggering Event.  By way of example, a warrantholder holding 1,000,000 Time Warrants which are subject to vesting on December 31 of the year in which a Triggering Event occurs would have 250,000 of such Time Warrants be deemed vested as at the date of the Triggering Event when the Triggering Event takes place three months into such year (i.e. on April 1) and 750,000 of such Time Warrants would be deemed to have expired as of the Triggering Event.

Notwithstanding the foregoing, all of the Time Warrants and Price Warrants shall vest immediately upon a change in control of the Company.

The Time Warrants and Price Warrants were issued to incentivize the recipients thereof to remain with Flex Fuels Energy, Inc. and to work towards creating shareholder value.

We have evaluated subsequent events through the date of filing, November 19, 2009.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Flex Fuels Energy, Inc. (“Flex Fuels”, “we” or “us”) (formerly Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  WDX is the developer of a technology designed to mitigate currency risk, the “Wocu”.  Final development of the Wocu is in progress.  With the investment made into WDX, we have changed our business to focus on building a unique and diversified range of technology products to various industries and sectors.  See Part II, Item 5.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer consider the business to be economically viable on either a go alone or partnered basis.  As discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by FFE Ltd. was compromised by constant delays, sub-optimal design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFEL which has been done on an orderly basis., the FFE Ltd subsidiary now being effectively dormant.

As a consequence of the decision to wind down the operations of our main subsidiary, FFE Ltd, we have reported the results of FFE Ltd as “discontinued operations” in the financial statements covered in this quarterly filing for the period ended September 30, 2009. The effect of reporting FFE Ltd as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders funds, and to the investment made into the new 68.33% owned subsidiary, WDX, as described above.

Restatement

The financial statements for the three and nine month periods ended September 30, 2008 have been restated to correct the accounting for currency translation adjustments (“CTA”) in the amount of $1,494,710. During those periods, this amount had been charged to expense and included in net loss. The Company has reconsidered its accounting for the currency translation adjustments and has determined that they should have been included as part of other comprehensive income (loss). The CTA results from the translation of transactions of a long-term investment nature between Flex Fuels and FFE Ltd for which settlement was not planned or anticipated. Pursuant to ASC 830, “Foreign Curreny Matters”, the CTA related to such transactions are included in comprehensive income (loss)  in consolidation.

The September 30, 2008 financial statements are the only financial statements of the Company in which the incorrect accounting treatment of the CTA was applied.

The effects of the restatement on the financial statements for the three and nine month periods are shown in the following table. The prior year operations to which the CTA applied have been reclassified as discontinued operation in these financial statements. The effects of the restatement are applied to the discontinued operations.

Nine months ended September 30, 2008

	As reported	Adjustment	Restated

Loss on discontinued operations	$(3,278,361)	$1,494,710	$(1,783,651)
Net loss	(4,475,895)	1,494,710	(2,981,185)
Total other comprehensive income (loss)	111,000	(1,494,710)	(1,383,710)

Three months ended September 30, 2008

	As reported	Adjustment	Restated

Loss on discontinued operations	$(1,865,055)	$1,494,710	$(370,345)
Net loss	(2,775,283)	1,494,710	(1,280,573)
Total other comprehensive income (loss)	77,000	(1,494,710)	(1,417,710)

Balance Sheet at September 30, 2008:
	As reported	Adjustment	Restated

Accumulated other comprehensive
income (loss) – foreign currency translation adjustment	155,000	(1,494,710)	(1,339,710)
Deficit accumulated during the
development stage	(29,768,000)	1,494,710	(28,273,290)

There was no effect on net cash used in operating activities, net change in cash or the cash balance at September 30, 2008.

Results of Operations

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through September 30, 2009.

Loss from Continuing Operations

We incurred operating losses of $431,891 and $1,199,293 (excluding the loss on discontinued operations) for the three and nine month periods ended September 30, 2009 compared to operating losses of $910,228 and $1,197,534 (excluding the loss on discontinued operations) for the three and nine month periods ended September 30, 2008.

The reduction in operating losses for the three and nine month periods ended September 30, 2009 (excluding the loss on discontinued operations) was primarily due to the reduction in ongoing legal costs associated with the State and Federal Court actions as discussed in Part II, Item 1, “Legal Proceedings,” ($74,535 and $320,335 respectively as compared to $828,040 and $886,637  in the three and nine months period ended September 30, 2008, which off set by an increase in Consultancy Fees of ($118,514 and $243,261 respectively as compared to $35,000 and $35,000 in the three and  nine month periods ended September 30, 2008).

We incurred an operating loss of $4,619,976 (excluding the loss on discontinued operations of $31,093,880) for the period from March 10, 2006 (date of inception) through September 30, 2009.

Loss from Discontinued Operations

We incurred (gains)/losses from discontinued operations of $(33,178) and $5,058,544 or less than 1 penny and $0.08 per share, for the three and  nine month periods ended September 30, 2009 as compared to $370,345 and $1,783,651 or less than a penny and $0.03 per share, for the three and nine month periods ended September 30, 2008, respectively.

The increase in loss from discontinued operations for the three and nine month periods ended September 30, 2009 was primarily due to translation adjustment.

We incurred a loss from discontinued operations of $31,093,880 or $0.48 per share, for the period from March 10, 2006 (date of inception) through September 30, 2009 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,366,774 (consisted of loss on disposal/abandonment of a) assets of $454,249, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,889,182 and c) removal of the accumulated foreign currency translation adjustment of $4,014,766 related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and recognized as a loss from disposal/abandonment or liquidation of the investment in FFE Ltd).

Net Loss

We incurred net losses in the amounts of $307,974 and $6,105,126 or $0.01 and $0.00 per share for the three and nine month periods ended September 30, 2009 as compared to net losses of $1,280,573 and $2,981,185 or $0.02 and $0.04 per share for the three and nine month periods ended September 30, 2008 as discussed above.  We incurred a net loss in the amount of $35,561,145 or $0.54 per share for the period from March 10, 2006 (date of inception) through September 30, 2009.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  The total net funds raised of $18,977,068 since inception through September 30, 2009 have been used principally as follows: (a) $959,659 in payroll and administrative expenses; (b) $2,124,233 in legal fees; (c) $506,609 in consulting fees; (d) $553,752 in professional fees in connection with our financial reporting requirements; (e) and $0 in purchase of property and equipment. At September 30, 2009, we had available cash balances of $6,613,453 which are held in the interest bearing bank accounts.

At September 30, 2009, we had cash and cash equivalents of $7,255,914, other current assets consisting of prepaid expenses, VAT and other receivables and current assets of discontinued operations in the aggregate of $44,660 and current liabilities of $423,479, consisting of accounts payable, accrued expenses and the remaining liabilities of the discontinued operations.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.  At September 30, 2008, we had cash and cash equivalents of $13,016,000, other current assets consisting of prepaid expenses, value added tax, and other receivables of $111,000 and current liabilities of $1,379,000, consisting of accounts payable, accrued expenses, and taxation and social security.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities of continuing operations was $1,218,224 for the nine months ended September 30, 2009, as compared to a net cash used of $399,534 for the nine months ended September 30, 2008. The increase was primarily due to the removal of FFE Ltd. assets as discontinued operations and the net cash used in our operating activities of continuing operations.  During the period from March 10, 2006 (date of inception) through September 30, 2009, we used net cash in operating activities of continuing operations of $3,359,952, which mainly was used for legal, consulting fees, professional fees and payroll and administrative expense.

Net Cash Used in Investing Activities

We have not utilized any cash in investing activities of continuing operations during the nine month period ended September 30 2009 and 2008.  During the period from March 10 2006 (date of inception) through September 30 2009, we used net cash in investing activities of continuing operations of $10,000, which is comprised of the purchase of mineral claim.

Net Cash (Used in) Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the nine month periods ended September 30, 2009 and 2008.  However, we used $131,025 to repurchase 16,989,136 shares of our common stock from certain shareholders during the nine months ended September 30, 2009.  During the period from March 10, 2006 (date of inception) through September 30, 2009, we received net cash provided by financing activities of continuing operations of $18,846,043 ($18,977,068 received from private placements and  net of $131,025 used to repurchase our common stock from certain shareholders in June 2009).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,867,179 during the period from March 10, 2006 (date of inception) through September 30, 2009.

General

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Development Stage Company

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.

The Company has generated no revenues to date and it has utilized the capital that was raised by way of the private placements referred to above to commence initial work on a proposed Cardiff oilseed crush plant and to fund its current planned operations.  Following a detailed strategic review, the Company has abandoned the development of the Cardiff oilseed crush plant.  It subsequently purchased a majority controlling interest in a new business focused on the development of technology products to the financial sector.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy Incorporated and Flex Fuels Energy Limited, a wholly owned subsidiary, including the FFE Ltd subsidiaries, which consist of four inactive companies (discontinued operations) and WDX Organization Ltd. (a 68.33% owned subsidiary).  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue recognition

The Company has generated no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 605 “Revenue Recognition”. Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company does not have any employee stock options and stock purchases plans at September 30, 2009 and December 31, 2008, respectively.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Foreign Currency Translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 68.33% owned subsidiary, WDX, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period.  FFE Ltd’s assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense amounts are translated at average exchange rates.  The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

New Accounting Pronouncements Effective January 1, 2009

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this guidance on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

 In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. We adopted this guidance effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our condensed consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

In December 2007, the FASB issued new guidance which prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, the new guidance clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship. The new guidance is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted the new guidance effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. We adopted the new guidance effective on January 1, 2009 and the adoption had no material effect on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In January 2009, the FASB issued new accounting guidance to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted this new guidance and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of our limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2009 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages in excess of $10,000 on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. The costs of the action were not expected to exceed $500,000. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown, LLP on the grounds that the forum selection clause in the Company’s contract with Mayer Brown, LLP (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the U.K. courts. Accordingly, we have instructed our U.K. solicitors to evaluate a similar action in the U.K. to claim damages and the costs of the action against Mayer Brown, LLP, the ultimate outcome of which cannot be determined at this time.

Federal Action

The Company, along with Mr. Barrows, filed a complaint against Mr. Barr in federal district court (“the Federal Case”) in Nevada on October 7, 2008 (Case No. 2:08-cv-01358-KLD-RJJ) seeking compensatory and punitive damages and injunctive relief for, among other things, alleged breaches of his fiduciary duties as a director to the Company and its shareholders.  On October 30, 2008 Mr. Barr filed an answer to the complaint denying all of the material allegations set forth in the complaint and asserting affirmative defenses.  Subsequent to the shareholders’ meeting held on December 12, 2008 the Company’s directors, excluding Mr. Barr who recused himself (hereinafter referred to as the “Unaffected Directors”), commenced a review of the Federal Case and the facts and circumstances giving rise to its filing.  Such review included meetings with the Company's legal advisers, compiling and reviewing correspondence between the Company and its consultants, legal advisers, accountants, proxy solicitors and other persons relating to the litigation and the matters alleged therein, and discussions with Mr. Barr and other officers and employees of the Company.  In the course of their review, the Unaffected Directors examined such other records and matters as they deemed appropriate.  The Unaffected Directors concluded, and advised the Board, that the instigation and the continuation of the Federal Case was not in the best interest of the Company or its stockholders and recommended that the Company withdraw from the Federal Case which it did on February 11, 2009. The Federal Case remained active however, as Mr. Barrows did not elect to withdraw his claims against Mr. Barr.  On May 29, 2009 Mr. Barr applied for summary judgment in the Federal Case to dismiss Mr. Barrows’ remaining claims. Mr. Barrows did not offer a defense. On June 6, 2009 Mr. Barrows’ counsel applied to be withdrawn from the Federal Action. On October 16, 2009 Summary Judgment was granted by the Court in favor of Mr. Barr against Mr. Barrows, the court having dismissed Mr. Barrows’ remaining claims on finding that Mr. Barrows had no standing to bring those claims and, in any event, Mr. Barr had not violated the Computer Fraud and Abuse Act and the Stored Communications Act, as alleged by Mr. Barrows.

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

We issued no equity securities during the quarter ended September 30, 2009.

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

WDX is the developer of a technology designed to mitigate currency risk, the Wocu, designed to mitigate currency risk. The Wocu is effectively a “World Currency” quotation derived by a WDX proprietary algorithm from the currency pair market prices of the world’s twenty largest economies, weighted by International Monetary Fund Gross Domestic Product figures of individual countries and outputted in real time.

On September 10, 2009 a patent application was made to the United States Patent and Trademark Office designed to protect WDX’s computer implemented method for determining the value of a global currency unit using real time currency values and International Monetary Fund Gross Domestic Product data to weight those values.

Final development of the Wocu is in progress.  WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Wocu is successfully completed and marketed.

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

The initial loan under the Agreements in the amount of approximately $225,510 (the “Initial Loan” or the “Phase 1 Funding”) was made upon execution of the Agreements and resulted in our receipt of 5,100 WDX shares owned by the Founders.  These shares represent 51% of WDX’s fully diluted, outstanding share capital.  On August 11, 2009 we entered into a Call Option and Draw Down Agreement with WDX pursuant to which we made an additional loan in the approximate amount of $247,500 to WDX effective August 14, 2009 (the “Second Loan”) and received an additional 5,474 WDX Shares.  Following receipt of the 5,474 shares, we own an aggregate of 10,574 WDX Shares representing approximately 68.33% of WDX’s fully diluted, outstanding share capital.  Any additional loans to be made under the Agreements will be made at our option.  Both the Initial Loan and Second Loan are evidenced by and secured by WDX debentures.  All subsequent loans under the Agreements, if any, will be similarly evidenced and secured.  WDX is obligated to apply the Initial Loan and Second Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of products and services related to the Wocu and subject to our approval, to reimburse the Founders for reasonably incurred costs related thereto.

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

Malibu Gold Property

In June, 2009 we conducted a further limited survey at a cost of around $15,000 of our Malibu Gold Property (“MGP”) consisting of two waterside mineral claims containing 33 cell claim units totaling approximately 683 hectares.

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

In connection with the survey we took several diamond saw cut rock samples.  These samples were examined by an independent Geologist, as per the National Instrument 43-101 regulations governing the Standards of Disclosure for Mineral Projects within Canada.  The independent Geologist reported upon the samples and assays.  Thin-section interpretation of the mineralization was also conducted by Vancouver Petrographics Ltd., designed to assess the microscopic nature of the mineralization.

The survey report concluded that it has been demonstrated that gold values of interest are present on the property but little is known about the remainder of the property outside the two shoreline adits. It concluded that more evaluation and investigation is clearly justified to properly judge the overall economic attributes of the property and recommended a more extensive survey, including blasting work and, contingent on results, a diamond drilling program.

The Company is examining its options for the MGP including a further survey, or divestment. No decision has been made at this time.

Stock Purchase Agreement

On October 9, 2009 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with JTC Trustees Limited As Trustee of the LOGO Investment Trust (the “Shareholder”) whereby we purchased 7,865,341 shares of our common stock (the “Shares”) from the Shareholder at a price of $0.008 per share or an aggregate of $62,923.  The Shares were beneficially owned by Gordon Ewart, a founding shareholder of Flex Fuels Energy Limited.  The purchase of the Shares took place on October 9, 2009.  Following purchase, the Shares were retired and returned to the status of authorized but unissued.  The last closing sale price for our common stock prior to the execution of the Stock Purchase Agreement was $0.05 per share and as such the per share price paid by us to the Shareholder under the Stock Purchase Agreement represented a substantial discount to the market price.  We entered into the Stock Purchase Agreement to preserve share value and decrease the number of shares of our common stock issued and outstanding.  The Stock Purchase Agreement requires us to indemnify the Shareholder against all claims, liabilities and assessments, if any, against the Shareholder for additional capital gains tax imposed by HM Revenue and Customs (“HMRC”) based upon a determination by HMRC that the shares shall be deemed for tax purposes to have been sold for a purchase price in excess of $0.008 per share.  In such instance, the indemnification will not cover the capital gains tax due with respect to the first $0.008 per share of the deemed sales price.  In connection with the execution of the Stock Purchase Agreement, we also executed mutual releases with the Shareholder.

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

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer, Treasurer, Secretary and a Director is a partner.  Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The Services Agreement may be terminated by us for “Cause” or by us or the Consultant without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  We cannot terminate the Services Agreement without “Cause”, however, during the initial 6 month term of the Services Agreement.  Under the Services Agreement, we pay the Consultant a base monthly fee of £4,200 (approximately $6,930).  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event we require the services of Consultant for an average of more than 1.5 days per week, we may, at our discretion, pay Consultant for the additional days worked (the “Additional Time Payments”).  The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The Services Agreement contains standard confidentiality provisions. The Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement. Effective May 1, 2008 through October 10, 2008 and December 12, 2008 through September 30, 2009, we had similar agreements with ARM.

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

Warrant Issuances

Effective October 22, 2009 we issued an aggregate of 10,100,000 warrants to members of our management and a key employee, each exercisable, upon vesting, for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share.  The warrants contain cashless exercise and piggyback registration provisions and are subject to adjustment in the event of stock splits, recapitalizations or reclassifications of our common stock.  5,800,000 of the warrants were issued to Thomas Barr; 2,000,000 to Robert Galvin; and 2,000,000 to David Miller.  Messrs. Barr, Galvin and Miller serve as our executive officers and directors.  300,000 of the warrants were issued to our financial controller.  5,200,000 of the warrants (the “Time Warrants”), including 2,900,000 issued to Thomas Barr; 1,000,000 issued to Robert Galvin; 1,000,000 issued to David Miller and 300,000 issued to our financial controller vest as follows:

i.	25% upon issuance;
ii.	25% on December 31, 2009;
iii.	25% on December 2010; and
iv.	25% on December 31, 2011.

The vesting of 2,450,000 of the remaining 4,900,000 warrants is subject to our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and the vesting of 2,450,000 of the remaining 4,900,000 warrants is subject to our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.  The 4,900,000 warrants subject to our achieving average minimum closing prices for our common stock are hereinafter referred to as the “Price Warrants”.

In the event a warrantholder ceases to be an officer, director or employee of ours during the term of the warrants for any reason, including the death of such warrantholder (a “Triggering Event”) (i) such warrantholder, or the warrantholder’s legal assigns, as the case may be, shall retain all warrants held by them, which have vested as of the date of the Triggering Event, for the remainder of the warrant term and may exercise such warrants in accordance with the terms thereof; (ii) all non-vested Time Warrants, except those vesting in the year of the Triggering Event, shall expire as of the Triggering Event; and (iii) all-non-vested Price Warrants shall expire as of the Triggering Event.  Time Warrants which are subject to vesting at the end of the year in which the Triggering Event takes place shall be retained on a proportionate basis which takes into account the number of Time Warrants vesting at year end and the number of days which have passed in the year of the Triggering Event at the time of the Triggering Event.  By way of example, a warrantholder holding 1,000,000 Time Warrants which are subject to vesting on December 31 of the year in which a Triggering Event occurs would have 250,000 of such Time Warrants be deemed vested as at the date of the Triggering Event when the Triggering Event takes place three months into such year (i.e. on April 1) and 750,000 of such Time Warrants would be deemed to have expired as of the Triggering Event.

Notwithstanding the foregoing, all of the Time Warrants and Price Warrants shall vest immediately upon a change in control of the Company.

The Time Warrants and Price Warrants were issued to incentivize the recipients thereof to remain with Flex Fuels Energy, Inc. and to work towards creating shareholder value.

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

The following exhibits are included as part of this report:

Exhibit No.	Description
4.1	Form of October 22, 2009 Time Warrant
4.2	Form of October 22, 2009 Price Warrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

November 19, 2009	By:	/s/ Thomas Barr
Thomas Barr
Chief Executive Officer