Form 10-K
period 2009-12-31
Flex Fuels Energy, Inc.
filed 2010-03-22
CIK 1370030

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52601

Flex Fuels Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, 14 South Molton Street, London, UK	W1K 5QP
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  +44 (0) 8445 861910

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
Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐                                                     Accelerated Filer ☐

Non-Accelerated Filer ☐                                                     Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2009, there were 52,391,305 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 51,641,923 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $1,549,258 based on the closing price of $0.03 for the registrant’s common stock on June 30, 2009.

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

Not Applicable.

Item Number and Caption		Page

FORWARD-LOOKING STATEMENTS		3

PART I		4
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	20
ITEM 2.	PROPERTIES	20
ITEM 3.	LEGAL PROCEEDINGS	20

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully attract and retain management and other key employees;
2.	Our ability to successfully engage in mineral exploration activities;
3.	Our ability to successfully complete development of and market our currency risk mitigation product;
4.	The intensity of competition;
5.	Our ability to raise additional capital if, as, and when needed on acceptable terms; and
6.	General economic conditions that affect our industry or the global environment in which we operate.

All references in this Form 10-K to the “Company,” “Flex Fuels,” “we,” “us” or “our” are to Flex Fuels Energy, Inc. and unless otherwise differentiated, its subsidiaries, Flex Fuels Energy Limited, WDX Organisation Limited and Bio AMD Holdings Limited.

PART I

ITEM 1.BUSINESS

Organizational History

We were incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. Throughout this Annual Report, we refer to these mining claims as the “Malibu Gold Mine Property” or the “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula.

During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd, making FFE Ltd a wholly owned subsidiary of ours.  FFE Ltd, a development stage company, was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products.  In addition, it had been anticipated that FFE Ltd would also construct an associated biodiesel production facility with an associated Combined Heat and Power plant.  As more fully discussed in “Item 1. Business – Business Overview – FFE Ltd”, effective June 5, 2009, we determined to abandon FFE Ltd’s proposed oil seed business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis.

On May 1, 2009 we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales (“WDX”) representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX and as of December 31, 2009 owned 75.66% of WDX making it a subsidiary of ours. WDX is the developer of a technology designed to mitigate currency risk. See “Item 1. Business – Business Overview – WDX Currency Risk Mitigating Business”.

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

Our fiscal year end is December 31.

Business Overview

During the financial year ended December 31, 2009, we were engaged in two planned sectors:

•	developing our currency risk mitigation business; and

•	the exploration and discovery of gold, minerals, mineral deposits and reserves through our Malibu Gold operation.

Although we maintained considerable cash balances throughout fiscal year ended December 31, 2009, we have incurred operating losses since our inception and have generated no revenues. As a result, we have generated negative cash flow and had an accumulated deficit of $36,023,459 as of December 31, 2009.

Our Strategy

Since July 2009 our business strategy has been to enter high growth potential projects with a low risk profile in the technology space. At the same time, we expect to continue to develop our existing assets, including WDX’s product, the WOCU, with a view to divesting or significantly reducing control as the opportunity arises in order to realize potential value build.  This may necessitate the injection of further limited funds from our available cash balances prior to realization.

Operations

Bio-Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,286,775). The purchase price is to be applied to the development of the Bio-AMD business.

In line with our diversification plan, Bio-AMD is intended to form the main focus of our operations going forward. The Bio-AMD core, which may be further expanded, is expected to enable us to optimally apply our capital in an established, high growth sector and significantly reduce our risk profile.

Bio-AMD is a medical technology company in the rapidly expanding Point Of Care (“POC”) diagnostic space. Bio-AMD owns several patents and patent applications on technologies expected to be developed by Bio-AMD into low cost hand-held electronic diagnostic devices able to read third party assays. Bio-AMD expects to license these technologies and devices to international manufacturers and distributors.

Initial technologies slated for development by Bio-AMD include:

•	A low manufacturing cost, qualitatively advanced, digital read-out home pregnancy test;

•	A POC prothrombin time monitor using low cost and user-friendly technology to enable patient based, anticoagulant drug therapy monitoring;

•	A Digital Strip Reader (“DSR”) able to perform POC rapid assay tests at a low cost in the cardiac treatment monitoring market; and

•	A highly accurate Magnetic Particle Reader (“MPR”), able to perform POC tests for multiple indications at a low cost.

POC devices offer rapid near patient diagnostic testing, reducing costs and improving clinical outcomes.  The POC market is growing rapidly.  There is clear demand for rapid, intuitive and easy to use, robust handheld technologies at an effective cost.  POC testing accounts for an estimated 33.33% of the US$30 billion global in-vitro diagnostic testing market.  Diagnostic testing accounts for a very low proportion of healthcare expenditure worldwide, yet influences around two thirds of healthcare decisions.

The POC market is presently estimated at $12 billion plus globally and is expanding. It is driven by patient need for improved clinical outcomes and convenience; and cost savings compared to laboratory analysis. The medical device and related biotechnology sector as a whole continues to experience strong activity despite the economic downturn, accounting for an estimated 34% of all venture capital dollars invested in 2009.  Sector merger and acquisition activity is vibrant; increasing by an estimated 154% in the third quarter of 2009 to approximately $5.6 billion. In the second quarter of 2009 and third quarter of 2009 average P/E ratios of acquired medical equipment companies were 22 and 16 respectively.  No assurance can be given at the time that Bi-AMD will successfully develop and market its proposed products.

Bio-AMD is managed by experienced personnel, expert in the development of technically advanced, low cost POC devices. Our CFO, Robert Galvin, is actively involved in the financial management of Bio-AMD and the development of the Bio-AMD business plan.

Malibu Gold Property

Property Acquisition Details

On March 27, 2006, we acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a former director and stockholder, for $10,000.  Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, Mr. Laird holds the license on behalf of the Company under a trust agreement entered into on November 28, 2007.  The Trust Agreement remains in force and can be transferred by Flex Fuels without any requirement to notify or obtain the further consent of Mr. Laird.

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

Mining Claims

The Malibu Gold Property comprises two MTO mineral claims containing 33 cell claim units totaling 683.445 hectares.

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)
525215	Jan. 12, 2014	Jan. 12, 2006	165.685
592273	Sep. 30, 2011	Sept. 30, 2008	517.760

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

In June, 2009 we conducted a further limited survey at a cost of around $15,000. In connection with the survey we took several diamond saw cut rock samples.  These samples were examined by an independent geologist, as per the National Instrument 43-101 regulations governing the Standards of Disclosure for Mineral Projects within Canada.  The independent geologist reported upon the samples and assays.  Thin-section interpretation of the mineralization was also conducted to assess the microscopic nature of the mineralization.

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

In connection with our turnaround plan and related entry into the Medical Point Of Care diagnostics sector, we are examining options for the Malibu Gold Property including a further survey, or divestment in order to realize value. No decision has been made at this time. For further information see Item 1, Business Overview

WDX – Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.

WDX is the developer of a technology designed to mitigate currency risk known as the Wocu.  The Wocu is effectively a “World Currency” quotation derived by a WDX proprietary algorithm from the currency pair market prices of the world’s twenty largest economies, weighted by International Monetary Fund Gross Domestic Product figures of individual countries and outputted in real time.

On September 10, 2009 a patent application was made to the United States Patent and Trademark Office designed to protect WDX’s computer implemented method for determining the value of a global currency unit using real time currency values and International Monetary Fund Gross Domestic Product data to weight those values.

The Wocu algorithm was completed in June 2009 and live prices are being outputted. WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Wocu is successfully marketed.

The Agreements provided for us to make loans to WDX in the minimum amount of approximately $225,510 and the maximum amount of approximately $902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% of WDX’s outstanding share capital on a fully diluted basis.  The Agreements also contained conditions which were required to be satisfied by WDX in connection with the loans.  WDX’s failure to satisfy such conditions (the “Performance Conditions”) had the potential to result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total.

The initial loan under the Agreements in the amount of approximately $225,510 (the “Initial Loan” or the “Phase 1 Funding”) was made upon execution of the Agreements and resulted in our receipt of 5,100 WDX shares owned by the Founders.  These shares represented 51% of WDX’s fully diluted, outstanding share capital.  On August 11, 2009, we entered into a Call Option and Draw Down Agreement with WDX pursuant to which we made an additional loan in the approximate amount of $247,500 to WDX, exercised certain call options effective August 14, 2009 (the “Second Loan”) and received an additional 5,474 WDX Shares.  Following receipt of the 5,474 shares, we owned an aggregate of 10,574 WDX Shares representing approximately 68.33% of WDX’s fully diluted, outstanding share capital.  On November 20, 2009 we loaned an additional $249,840 to WDX (the “Third Loan”) and increased our equity position in WDX from 68.33% to 75.66%. On March 8, 2010, we entered into a Call Option and Draw Down Agreement with WDX pursuant to which we made an additional loan in the amount of approximately $224,055 to WDX (the “Fourth Loan”) and executed certain call options effective March 18, 2010. In connection therewith, we received an additional 49,862 WDX Shares. Following receipt of the 49,862 WDX Shares, we owned an aggregate of 65,100 WDX Shares representing 93% of WDX’s fully diluted outstanding share capital. At the time of each of the August 2009 and March 2010 loans, we gained, upon each occasion, at nominal value, an additional 10% in the equity of WDX as a result of a performance condition penalty. The Initial Loan, Second Loan, Third Loan, and Fourth Loan are evidenced by and secured by WDX debentures.  WDX applied the Initial Loan, Second Loan, Third Loan, and Fourth Loan proceeds to finance the development, marketing and sale of products and services related to the Wocu and subject to our approval, to reimburse the Founders for reasonably incurred costs related thereto.

The Investment Agreement contains customary confidentiality provisions and a non-compete provision.  The non-compete prohibits us and the Founders from engaging, directly or indirectly, in a trade or business which competes with WDX during the term of the Agreements and for a period of two years thereafter.

Further to our ongoing turnaround plan involved our entry into the Point of Care diagnostics sector, we expect to continue to develop the WDX opportunity, with a view to divesting or significantly reducing control as the opportunity arises in order to realize potential value build.  This may necessitate the injection of further limited funds from our available cash balances prior to realization. For further information see Item 1.
1. Business Overview – Operations.

FFE Ltd.

FFE Ltd proposed to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products.  In addition, it had been anticipated that FFE Ltd would also construct an associated biodiesel production facility with an associated Combined Heat and Power plant (“CHP”). Following a change in our board of directors on December 12, 2008, we commenced a strategic review of the proposed FFE Ltd OSR processing facility (the “Project”).  The review identified potential enhancements to the Project, providing clearer definition to the OSR processing facility. A modified construction plan and scale was developed and submitted for study by FFE Ltd's preferred engineering contractor. The plan provided for reversion to the original preferred and permitted site and the construction of a co-located CHP to deliver lower energy costs and to attract potential partners.  Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed OSR business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by us was compromised by constant delays, sub-optimal design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we did on an orderly basis.  The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2009 have been reclassified as discontinued operations.

As a consequence of the decision to wind down the operations of our main subsidiary FFE Ltd, we have reported the results of FFE Ltd as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2009.  In addition, we have reclassified the historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd’s operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the year ended December 31, 2009 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholder’s funds, and to the investment made into our new subsidiary, WDX, as described above.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the state and federal regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations. We have had no material costs related to compliance and/or permits in recent years, and anticipate no material costs in the next year. We will not be required to obtain a permit in order to conduct Phase 2 of our proposed exploration program.

Employees

As of December 31, 2009 Flex Fuels Energy Inc. had no direct employees.

Our Chief Executive Officer, Thomas Barr, is engaged by way of a Supply of Services Agreement entered into on July 1, 2009. Our Chief Financial Officer, Robert Galvin, is engaged on a part-time basis by way of a Supply of Services Agreement entered into with The ARM Partnership (“ARM”), a partnership in which Robert Galvin is a partner, on July 1, 2009. Our President, David Miller, is engaged on a part-time basis by way of a Supply of Services Agreement entered into on July 1, 2009.

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2010 to handle anticipated growth.

As of December 31, 2009 WDX had four employees including a Managing Director, Operations/IT Manager, Sales Director and a Business Development Director. All WDX employees work on a full-time basis except for the Business Development Director who devotes approximately 90% of his work time to this employment. The employment agreements for the full-time employees are identical in nature and provide for the following:

•	Commencement date of May 1 2009;

•	Term of 3 months subject to automatic extensions;

•	Annual salaries of £60,000 GBP (approximately US$89,750);

•	Expense reimbursement;

•	Immediate termination by WDX for cause and similar events;

•	Termination by either party upon giving of at least 8 weeks written notice;

•	Confidentiality provisions; and

•	Covenant not to compete.

The employment agreement for the part-time employee is identical to the full-time employment agreements except that it has a commencement date of January 1st 2010 and provides for an annual salary of £54,000 (approximately US$80,773). Further, it can be terminated by either party upon at least 6 weeks prior notice.

2008 Management Dispute

On May 16, 2008 Mr. Laird, then a director of the Company, submitted his written resignation as a director to Mr. Brian Barrows and Mr. Tom Barr.  Therein, Mr. Laird indicated that his resignation was effective May 16, 2008.  Section 3.3 of the Company’s By-Laws provides that any director of the Company may resign by giving written notice of his resignation to the President or Secretary of the Company, that such resignation will take effect at the time specified therein, and that acceptance of such resignation is not necessary to make it effective.  On May 22, 2008, at the request of Mr. Barrows, Mr. Laird advised that he was rescinding his resignation.  Mr. Barrows unilaterally determined, over the objections of Mr. Barr, that he had the authority to effect such rescission and re-appoint Mr. Laird to the board.  From that time until the Company’s December 12, 2008 Annual Meeting of Stockholders in which the Barr Nominees were appointed to serve as the Company’s directors (see “Item 4. Submission of Matters to a Vote of Stockholders”), Messrs. Barrows and Laird took the position that the re-appointment of Mr. Laird was valid and that the board consisted of Messrs. Barrows, Laird and Barr.  On that basis, Mr. Barrows effectively took control of the management of the Company and excluded Mr. Barr from any decision making concerning the Company.  Mr. Barrows proceeded to take actions without the consent or approval of Mr. Barr including, but not limited to, (i) the October 10, 2008 removal of Robert Galvin as the Company’s Chief Financial Officer, (ii) the November 2008 execution of Indemnity Agreements with certain directors, consultants, and employees of the Company, (iii) the October 13, 2008 appointment of Mr. Paul Gothard as the Company’s Chief Financial Officer, (iv) the institution of an October 7, 2008 lawsuit in federal court in Nevada alleging claims against Mr. Barr not in the interest of the Company (v) incurring large legal costs on behalf of the Company and (vi) in December 2008, immediately prior to the Annual Meeting of Stockholders, causing the payment of  Mr. Barrows’ personal legal bill from a Company account.  Flex Fuels is presently looking into possible options for the prospective recovery of costs incurred including, but not limited to, payments made under (v) and (vi) above. To that end Flex Fuels has engaged UK litigation counsel in the expectation of taking legal action if settlement cannot be agreed between Flex Fuels and any party responsible for causing those costs.

Stock Purchase Agreements

On May 21, 2009 we entered into Stock Purchase Agreements (the “Stock Purchase Agreements”) with Iestyn Morgan, Gillian Penton and Mark Paulson (collectively the “Shareholders”) whereby we purchased an aggregate of 16,989,136 shares of our common stock (the “Shares”) from the Shareholders at a price of $0.008 per share or an aggregate of approximately $131,025.  Messrs. Morgan and Paulson are founding shareholders of Flex Fuels Energy Limited while Mrs. Penton is the wife of Jon Penton, a founding shareholder of Flex Fuels Energy Limited.  Following purchase, the Shares were retired and returned to the status of authorized but unissued.  The last closing sale price for our common stock prior to the execution of the Stock Purchase Agreements was $0.04 per share and as such the per share price to be paid by us to the Shareholders under the Stock Purchase Agreements represented a substantial discount to the market price.  We entered into the Stock Purchase Agreements to preserve share value and decrease the number of shares of our common stock issued and outstanding.  The Stock Purchase Agreements require us to indemnify the Shareholders against all claims, liabilities and assessments, if any, against the Shareholders for additional capital gains tax imposed by HM Revenue and Customs (“HMRC”) based upon a determination by HMRC that the shares shall be deemed for tax purposes to have been sold for a purchase price in excess of $0.008 per share. In such instance, the indemnification will not cover the capital gains tax due with respect to the first $0.008 of the deemed sales price. No call has been made in respect of these indemnities as at the financial year ended December 31, 2009.

On October 9, 2009 we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with JTC Trustees Limited As Trustee of the LOGO Investment Trust (the “Shareholder”) whereby we purchased 7,865,341 shares of our common stock (the “Shares”) from the Shareholder at a price of $0.008 per share or an aggregate of approximately $62,923.  The Shares were beneficially owned by Gordon Ewart, a founding shareholder of Flex Fuels Energy Limited.  The purchase of the Shares took take place on October 9, 2009.  Following purchase, the Shares were retired and returned to the status of authorized but unissued.  The last closing sale price for our common stock prior to the execution of the Stock Purchase Agreement was $0.05 per share and as such the per share price paid by us to the Shareholder under the Stock Purchase Agreement represented a substantial discount to the market price.  We entered into the Stock Purchase Agreement to preserve share value and decrease the number of shares of our common stock issued and outstanding.  The Stock Purchase Agreement requires us to indemnify the Shareholder against all claims, liabilities and assessments, if any, against the Shareholder for additional capital gains tax imposed by HM Revenue and Customs (“HMRC”) based upon a determination by HMRC that the shares shall be deemed for tax purposes to have been sold for a purchase price in excess of $0.008 per share.  In such instance, the indemnification will not cover the capital gains tax due with respect to the first $0.008 of the deemed sales price.  In connection with the execution of the Stock Purchase Agreement, we also executed mutual releases with the Shareholder. No call has been made in respect of this indemnity as at the financial year ended December 31, 2009.

Reports to Security Holders

We file annual, quarterly, current and special reports and other information with the Securities and Exchange Commission. You may read and obtain copy of any reports, statement or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

In addition our filings can be viewed on the “investor” section of the Company’s Internet site at www.flexfuelsenergy.com.

ITEM 1A.RISK FACTORS

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

For our 2009 fiscal year, we incurred operating loss of $1,792,228.  We have generated no revenues to date.  We plan to increase our expenses associated with exploitation of mineral claims and with the development of our currency risk mitigation business.  There is no assurance we will be able to derive revenues from the exploitation of our mineral claims or currency risk mitigation business to successfully achieve positive cash flow or that our mineral exploitation business or currency risk mitigation business will be successful.  If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis to generate revenues in the future.

We believe that long-term profitability and growth will depend on our ability to:

•	commercially exploit the mineral deposits or reserves located on the Malibu Gold Property;

•	identify and commercially exploit gold and other mineralized deposits through development, mining, production or sale; and

•	develop and integrate our currency risk mitigation business; or

•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

The consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2009 we raised approximately $18,977,000, net of placement costs and at December 31, 2009 held $6,771,218 in cash. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of approximately $36,023,459 for the period from March 10, 2006 (date of inception) to December 31, 2009 and have not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our planned businesses and upon profitable operations from the development of acquisitions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we engage in acquisition activities, we may require additional financing to fund our operations.  We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders.  Currently, we do not have any arrangements in place for additional funding.  There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our business may fail.

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our mineral claims and our currency risk mitigation business.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We have no independent directors, which poses a significant risk for us from a corporate governance perspective.

Our three executive officers, namely Mr. Thomas Barr, our chief executive officer; Mr. Robert Galvin, our chief financial officer, treasurer and secretary; and Mr. David Miller, our president, also serve as our three directors.  Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function.  Our directors and executive officers also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance, which may not be economically obtainable.

As discussed in Item 3, hereof, we are involved in legal proceedings. The Nevada Legal proceedings are effectively over but these legal proceedings may make it difficult for us to obtain Directors and Officers Insurance at commercially reasonable rates, if at all. This may deter or preclude persons from joining our management, or cause them to demand additional compensation to join our management.

If we seek to recover costs incurred by previous management in the UK courts it may put a further strain on our limited human resources and may cause us to incur further costs.

We may seek to recover the considerable costs incurred by previous management in resisting stockholder calls for board elections prior to the Annual Meeting of Stockholders held on December 12, 2008 in the UK courts. This may involve distraction of management time and further legal expense prior to any prospective recovery.

We will need to increase our size, and may experience difficulties in managing growth.

Flex Fuels Energy, Inc. is a smaller reporting company with no direct employees as of December 31, 2009. WDX had four employees as at December 31, 2009. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and point of care diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

RISKS RELATED TO THE WDX BUSINESS

WDX is a start up business. No assurance can be given that WDX can successfully achieve demand for the Wocu and achieve profitability.

There is no certainty that the Wocu will achieve market acceptance or that WDX will achieve profitability.  Commercial relationships have to be developed with senior market participants to deliver WDX products to market which cannot be guaranteed to be consummated in a timely fashion, if at all.

WDX’s lack of product diversity subjects it to substantial risk.

Presently, the sole product of WDX is the Wocu. This lack of product diversity subjects WDX to substantial market risk.

No assurance can be given that WDX can adequately protect its proprietary product.

The algorithmic technology owned by WDX is subject to a U.S. patent application by WDX. There is no certainty that this patent application will be granted as a full patent or, if granted, will be sufficient to protect the Wocu, either in the U.S. or any other jurisdiction. If a patent infringement occurred, WDX would have to apply funds to assert its rights, if any, and there is no certainty that sufficient funding would be available to do so.

Our prospective business may suffer if we are unable to attract or retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management, as well as other personnel.  We have a small management team, and the loss of a key individual or our inability to attract suitably qualified replacements or additional staff could adversely affect our business.  Our success also depends on the ability of management to form and maintain key commercial relationships within the market place.  No assurance can be given that key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found.  If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

Our business may be subject to political factors which are beyond our control.

While the Wocu product is itself apolitical, certain government bodies may not view its use positively. This may affect the support, development and acceptance of the product.

A competing product may be launched by a larger, more established competitor

A competitor may launch a similar product. Such a competitor would likely be financial institution with far greater financial support and backing, which may facilitate the sale of the product in a more timely fashion than WDX is able to achieve.

WDX relies on third parties to support product delivery

WDX is not able to support the end to end delivery of the product in-house. WDX relies on third parties for the delivery of data and pricing mechanisms and is therefore reliant on their ability to do so on an ongoing basis. Any failure on their part would disrupt product delivery and availability.

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

We may need additional capital that will dilute the ownership interest of investors.

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock, who may experience dilution of their ownership interest of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common Stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Our common stock is listed on the OTC-Bulletin Board (Ticker: FXFL.OB) and our shares may qualify as a penny stock and, as such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.PROPERTIES

Principal Executive Offices

Our principal executive offices are located at 14 South Molton Street, London, UK W1K 5QP. This office, which we utilize for certain administrative needs, is currently provided on an informal rent free basis by an executive officer. During fiscal year ending 2010, it is anticipated that a more formal agreement will be entered into for use of the office space. We do not own any real estate.

Malibu Gold Property

For a description of Malibu Gold Property and our mineral properties, see “Description of Business.”

ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings

State Court Actions

On July 24, 2008, Mr. Thomas Barr commenced an action (Case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against our then CEO and Chairman of the Board, Mr. Brian Barrows, and a former director, Mr. James Laird ("Laird"), seeking declaratory and injunctive relief preventing Messrs. Barrows and Laird from taking actions Mr. Barr believed would be detrimental to the Company, including their taking control of the management of the Company. Mr. Barr's court action sought to preclude Mr. Laird, who had resigned as a director on May 16, 2008 from participating in any future meetings of the Board and to prevent Mr. Barr from being disciplined or otherwise punished for his filing on July 15, 2008, with the SEC, a current report on Form 8-K on behalf of the Company.  On the same date, Mr. Barr filed a motion for a Temporary Restraining Order and Preliminary Injunction seeking such relief on a temporary and preliminary basis pending a trial on the merits of the case.

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. On January 25, 2010, Mr. Barr filed a Motion to Dismiss the Company from the case which was granted on March 1, 2010.

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages in excess of $10,000 on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. The costs of the action were not expected to exceed $500,000. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown, LLP on the grounds that the forum selection clause in the Company’s contract with Mayer Brown, LLP (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the U.K. courts. Accordingly, we have instructed our U.K. solicitors and Queens Counsel to evaluate a similar action in the U.K. to claim damages and the costs of the action against Mayer Brown, LLP, the ultimate outcome of which cannot be determined at this time.

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

Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Mr. Barrows was terminated as an employee of the Company’s subsidiary, Flex Fuels Energy Ltd. and has been removed as a director of Flex Fuels Ltd. by UK company law statutory process. We believe it is unlikely that Mr. Barrows has any valid claims against Flex Fuels Energy Ltd.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of our security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid (1)	Low Bid (1)
December 31, 2009	$0.06	$0.02
September 30, 2009	$0.05	$0.02
June 30, 2009	$0.09	$0.02
March 31, 2009	$0.16	$0.02
December 31, 2008	$0.25	$0.11
September 30, 2008	$0.36	$0.15
June 30, 2008	$0.65	$0.18
March 31, 2008	$1.05	$0.51
December 31, 2007	$1.85	$0.71
September 30, 2007	$2.40	$1.76
June 30, 2007	$2.23	$1.90

(1)
On May 21, 2007 our Board of Directors declared a stock split, distribution to be May 22, 2007, in the form of a dividend of five additional shares of our common stock for each share owned by stockholders of record at the close of business on May 21, 2007.  All high and low closing bid prices reflect the split.

As of December 31, 2009, we had 380 shareholders on record of our common stock.

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

Recent Sales of Unregistered Securities

Effective October 22, 2009 we issued an aggregate of 10,100,000 warrants to members of our management and a key consultant, each exercisable, upon vesting, for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share.  The warrants contain cashless exercise and piggyback registration provisions and are subject to adjustment in the event of stock splits, recapitalizations or reclassifications of our common stock.  5,800,000 of the warrants were issued to Thomas Barr; 2,000,000 to Robert Galvin; and 2,000,000 to David Miller.  Messrs. Barr, Galvin and Miller serve as our executive officers and directors.  300,000 of the warrants were issued to our outsourced financial controller.  5,200,000 of the warrants (the “Time Warrants”), including 2,900,000 issued to Thomas Barr; 1,000,000 issued to Robert Galvin; 1,000,000 issued to David Miller and 300,000 issued to our outsourced financial controller vest as follows:

(i)	25% upon issuance;

(ii)	25% on December 31, 2009;

(iii)	25% on December 31, 2010; and

(iv)	25% on December 31, 2011.

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

The Time Warrants and Price Warrants were issued to incentivize the recipients thereof to remain with us and to work towards creating shareholder value.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

We have not adopted any stock option or other equity compensation plans since our inception other than our March 28, 2007 Employment Agreement with Paul Gothard under which we issued 65,000 shares of our common stock to Mr. Gothard in May 2008.  We have no further obligations to Mr. Gothard thereunder.

On October 22, 2009 we issued 10,100,000 warrants to members of our management and a key consultant. See Item 5. “Recent Sales of Unregistered Securities.”

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Loss from Continuing Operations

We incurred a loss from continuing operations of $1,723,843 for the year ended December 31, 2009.  For the year ended December 31, 2008, we incurred a loss from continuing operations of $2,262,742.  The reduction in comparable loss is mainly due to the reduction in ongoing legal costs associated with the 2008 Proxy and the State and Federal Court actions as described in item 3 above. We have incurred a loss from continuing operations of $5,144,525 for the period from March 10, 2006 (date of inception) through December 31, 2009 and have not yet generated any revenues since inception that can support our operating expenses.  We anticipate that we will not generate any revenues until the fiscal year ending 2011.

Loss from Discontinued Operations

We incurred losses from discontinued operations of $5,052,602 and $1,900,695 for the years ended December 31, 2009 and 2008, respectively.  The increase in loss from discontinued operations was primarily due to translation adjustment.

We incurred losses from discontinued operations of $31,087,938 for the period from March 10, 2006 (date of inception) through December 31, 2009 primarily due to the loss on disposal/abandonment of FFE Ltd as discontinued operations, which amounted to $27,919,531 (consisted of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustments of $3,997,500 related to FFE Ltd as a result of the discontinuance of FFE Ltd’s operations and realized a loss from disposal/abandonment or liquidation of the investment in FFE Ltd).

Net Loss

We incurred net losses in the amounts of $6,776,445 and $4,163,437 for the years ended December 2009 and 2008 respectively.  We incurred a net loss in the amount of $36,232,463 for the period from March 10, 2006 (date of inception) through December 31, 2009.

Revenues

We generated no revenues during the period from March 10, 2006 (date of inception) through December 31, 2009.

Operating loss

On June 5, 2009, the Company decided to wind down the operations of its subsidiary FFE Ltd, we have reported the historical operations and costs, and the assets and liabilities of FFE Ltd as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2009.  During fiscal year ended December 31, 2008 the majority of operating costs were recorded with FFE Ltd as this was the main focus of the Company during this period.  During the year ended December 31, 2009 the majority of operating costs were incurred by the Company following the Proxy vote to change Board composition as of December 12, 2008.  On May 1, 2009, the Company acquired a majority stake in WDX, and consolidated the full costs and expenses into its operating results.

The main components of the recorded operating loss during the fiscal years ended December 31, 2009 and 2008, and for the period from March 10, 2006 (date of inception) through December 31, 2009 were as follows:

	Years ended December 31,		For the Period from March 10, 2006 (date of inception) through December 31,
	2009	2008	2009
Consulting expenses (note 1)	$392,035	$187,512	$630,829
Payroll and administrative expenses (note 2)	$254,098	$58,611	$1,098,203
Legal Fees (note 3)	$400,350	$1,803,898	$2,317,672
Professional Fees (note 4)	$334,650	$231,034	$720,659
Rent, Office related, Telecoms and Travel expense (note 5)	$106,773	$6,488	$115,614
Warrant issuance (note 6)	$163,550	$0	$163,550

(1)
Consulting expenses increased by $204,523 to $392,035 for the year ended December 31, 2009, compared to $187,512 for the year ended December 31, 2008. Consulting expenses includes consultants engaged with the management and administration of the Company.  The increase was primarily due to 1) WDX incurring consulting expense of $73,973 to assist in the set up of the subsidiary, 2) a Director replacing an existing employment agreement with a consulting services agreement on December 13, 2008, and 3) with a certain employee of FFE Ltd, who entered into a consulting service agreement with the Company on June 8, 2009.

(2)
Payroll and administrative expenses increased by $195,487 from $58,611 for the year ended December 31, 2008 to $254,098 for the year ended December 31, 2009.  The increase was primarily due to the payroll of WDX which amounted to $190,194 for the period from May 1, 2009 to December 31, 2009.

(3)
Legal fees reduced by $1,403,548 from $1,803,898 for the year ended December 31, 2008 to $400,350 for the year ended December 31, 2009.  This significant decrease was due primarily to the absence of expenses incurred related to the Proxy and State Court Actions which occurred in December 2008.

(4)
Professional fees increased by $103,616 from $231,034 for the year ended December 31, 2008 to $334,650 for the year ended December 31, 2009.  In January 2009, the Company decided to change its auditor, and determined that the new auditor should audit the Company’s historical results from inception, March 10, 2006 to the year ended December 31, 2008.  The additional audit work amounted to $125,158 which was incurred in the period ended December 31, 2009.

(5)
Rent, Office related, Telecoms and Travel expense was $106,773 for the year ended December 31, 2008 compared to $6,488 for the year ended December 31, 2008.  The majority of the increase of $100,285 can be attributed to costs associated with WDX  amounting to $79,223.

(6)
On October 22, 2009,  the Company issued warrants to its Directors and a key consultant to the Company.  The fair value of the warrants vested in the period ended December 31, 2009 amounted to a non-cash accounting charge of $163,550.

Net loss Attributable to the non-controlling interest

Net loss attributable to the non-controlling interest amounted to $209,004 for the year ended December 31, 2009 and for the period from March 10, 2006 (date of inception) through December 31, 2009 as compared to $0 for the year ended December 31, 2008.  The net loss attributable to the non-controlling interest represented the 24.4% third party ownership of WDX's share of its net loss for the year ended December 31, 2009.

Liquidity and Capital Resources

We expect that we will need additional capital to implement our strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek for acquisitions.  Even if financing is available, it may not be on terms that are acceptable to us.  In addition, we do not have any determined sources for any future funding.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  The Company is a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by private placements. The Company raised $10,000 for shares issued for founders in 2006, $1,635,000 on December 29, 2006 net of legal fees of $20,000, $13,391,879 on May 29, 2007 net of legal fees of $1,492,000, and $3,940,189 on July 31, 2007 net of legal fees of $444,654, by way of three separate private placements of shares of common stock. The total funds raised of $18,977,068 have been used principally as follows: (a) $3,859,370 Salaries; (b) $2,533,823 Legal Fees; (c) $1,160,212 Consultancy; (d) $ 758,730 Professional Fees and (e) to fund the cost of operations.

At December 31, 2009, cash was $6,771,218 and we had other current assets of $44,334 which consisted of value added tax and other receivables, prepaid expenses and current assets of discontinued operations; at the same time we had current liabilities of $379,456, which consisted of accounts payable, accrued expenses, taxation and social security, and liabilities of discontinued operations,. We attribute our net loss to having no revenues to sustain our operating costs as we are a development stage company.   At December 31, 2008, cash was $7,382,778 and we had other current assets of $1,410,488, which consisted of prepaid expenses and current assets of discontinued operations and current liabilities of $699,412, which consisted of accounts payable, accrued expenses and liabilities of discontinued operations.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $1,619,678 for the year ended December 31, 2009, as compared to net cash used of $1,863,140 for the year ended December 31, 2008. The decrease was primarily due to significantly reduced legal, consulting fees, professional fees and payroll and administrative expense as discussed and quantified above.  During the period from March 10, 2006 (date of inception) through December 31, 2009, we used net cash in operating activities of continuing operations of $3,761,406, which mainly was used for legal, consulting fees, professional fees and payroll and administrative expense.

Net Cash Used in Investing Activities

We have not utilized any cash in investing activities of continuing operations during the years ended December 31 2009 and 2008.  During the period from March 10 2006 (date of inception) through December 31, 2009, we used net cash in investing activities of continuing operations of $10,000, which is comprised of the purchase of mineral claim.

Net Cash Used by Financing Activities

During the year ended December 31, 2009, we used $193,948 in financing activities, representing the repurchase and buy back of common stock from the original Founder shareholders. No additional finance was raised during the year ended December 31, 2008.  During the period from March 10, 2006 (date of inception) through December 31, 2009, we received net cash provided by financing activities of $18,783,120 primarily from private placements of our common stock.

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying consolidated financial statements and throughout this annual report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,861,007 during the period from March 10, 2006 (date of inception) through December 31, 2009.

General

We will only commit to capital expenditures for any future projects requiring us to raise additional capital as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement.  Although we may be offered such financing, the terms may not be acceptable to us.  If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing we will be able to achieve our goals.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2009 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies) and WDX Organisation Ltd. (a 75.66% owned subsidiary as of December 31, 2009). All significant intercompany transactions and balances have been eliminated in consolidation. The 24.34% third party ownership of WDX at December 31, 2009 is recorded as a non-controlling interest in the consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

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

Foreign Currency Translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 75.66% owned subsidiary, WDX, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

 In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. We adopted this guidance effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this guidance during the fourth quarter of 2009 had no material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Report on Form 8-K dated January 13, 2009.

ITEM 9A.[T]CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following table sets forth certain information, as of March 1, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	50	December 2006
Robert Galvin	Chief Financial Officer, Treasurer, Secretary and Director	41	June 2009
David Miller	President and Director	50	December 2008

Certain biographical information of our directors and officers is set forth below.

Thomas Barr:  Mr. Barr has served as our chief executive officer since December 2008 and as a director of ours since December 2006.  He has served as a director of WDX since May 2009.  He has expertise in corporate management, corporate governance and SEC reporting matters. He has been actively involved in the development of our new corporate strategy including our WDX and Bio-AMD acquisitions. He served as our Vice President of Alternative Fuels Operations from December 2006 until December 2008.  From January 2005 to April 2007, Mr. Barr acted as a consultant to small and medium sized private and public enterprises regarding prospective funding, investor and public relations strategy, collateral creation, website development and public market quotation, including Index Oil and Gas, Inc. and Four Rivers BioEnergy Inc.  From December 2001 to December 2004, Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange company, at which Mr. Barr’s main duties were to draft and implement corporate statements.  While serving as a consultant to EasyScreen PLC, Mr. Barr was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition.  From January 1996 to November 2001 Mr. Barr was a private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction. Mr. Barr obtained a BSc from Stirling University, Scotland, in 1981. Mr. Barr is a citizen of the United Kingdom.

Robert Galvin: Mr. Galvin has served as our chief financial officer, secretary and treasurer since December 2008 and as a director of ours since June 2009. He has expertise in corporate finance and accounting, mergers and acquisitions, divestitures, and capital raising. He is a founding partner in the ARM Partnership, a corporate and financial advisory firm that specializes in small cap, venture backed fast growth businesses. He is also a co-founder, shareholder and manager of Bio-AMD. From February 1996 to March 2002, he was a Director within the Arthur Andersen Corporate Finance Division, responsible for operations and supporting the development of business units globally; previously, Mr. Galvin began his career in the commercial banking division of Barclays Plc, advising and arranging advances for small and medium sized companies in the UK .  He sits on the Boards of a number of U.K. private companies and is currently Chief Accountant to Four Rivers Bioenergy Inc., a US publicly traded company on the OTC BB, employed as a consultant on a part-time basis. He has a first class honors degree BA (hons), and is an Associate of the Chartered Institute of Bankers.  Mr. Galvin is a citizen of the United Kingdom.

David S. Miller: Mr. Miller has served as our president since June 2009 and as a director of ours since December 2008. He has served as a director of WDX since May 2009.  He has expertise in corporate management, development of business plans and strategies, sales and human resources matters. He has had an active role in the development of our WDX business.  He has been providing consultancy services to a venture capital provider since January 2009. From January 2006 through December 2008 he was the Sales Development Director for DX Group Ltd., which is a provider of specialised business mail and delivery services. From September 1999 through September 2005, Mr. Miller was the Sales and Marketing Director for MailSource UK Ltd. From 1978 through 1999, Mr. Miller was employed by Barclays Bank PLC, where his positions included Head of Regional Sales, South East Region, and Regional Sales Manager, Thames Valley Region. Mr. Miller is a citizen of the United Kingdom.

Employment Agreements

Flex Fuels Energy Inc. has no direct employees.  All of Flex Fuel Energy Inc.’s executive officers are engaged through consulting or supply of services agreements as set forth herein.

Pursuant to a December 12, 2008 Supply of Services Agreement (the “December 2008 Agreement”) between us and Mr. Barr and a July 1, 2009 Supply of Services Agreement with Mr. Barr (the “July 2009 Agreement”) which replaced the December 2008 Agreement (collectively, the “Services Agreements”), we paid Mr. Barr an aggregate of $154,267 in salary and fees during 2009 for services provided in all capacities.  Under the July 2009 Agreement, which has a term of 12 months, Mr. Barr serves as our Chief Executive Officer and a Director.  Under the July 2009 Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The July 2009 Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the July 2009 Agreement of £7,916 (approximately $11,500) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  The July 2009 Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The July 2009 Agreement contains standard confidentiality provisions.  The Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Agreement.

Effective December 12, 2008 we entered into a Consulting Agreement (the “December 2008 Consulting Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer, Treasurer and Secretary is a partner.  Effective July 1, 2009 we terminated the December 2008 Consulting Agreement and entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with ARM.  Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,820).  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and provides us with his services, in all capacities, for an average of up to 3 days per week. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $8,348) per month.  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Board Committees

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee.  We currently have no operating revenues.  Presently, we have no independent directors.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain independent directors and form audit, compensation, and other applicable committees.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. Our three directors perform all functions that would otherwise be performed by committees.

Board of Directors and Board Compensation

All of our directors also serve as executive officers. We pay our directors a set monthly fee for attending board meetings of approximately $1,600. Our directors also receive compensation in their executive officer capacities.

Corporate Governance

Leadership Structure

Our Board has 3 members as follows: Mr. Thomas Barr, Mr. Robert Galvin and Mr. David Miller. We have not designated a Chairman and each of our directors assume equal leadership roles.

Mr. Barr has served as chief executive officer since December 2008 and as a director of ours since December 2006. Mr. Barr serves on a full time basis.

Mr. Galvin has served as chief financial officer, secretary and treasurer since December 2008 and as a director since June 2009. Mr. Galvin serves on a part time basis

Mr. Miller has served as president since June 2009 and as a director since December 2008. Mr. Miller serves on a part time basis.

We are a small, development stage Company currently implementing a turnaround strategy following the decision in June 2009 to abandon our proposed oil seed business and related projects. Our three directors also serve as our executive officers.  Our board members have complementary skills, enabling us to operate in a cost and time effective manner, closely managing our assets. Our Board regularly reviews this structure for optimum fit as our plans progress. We believe that our present management structure is appropriate for a company of our size and state of development.

Our board is actively involved in our risk oversight function and collectively undertakes risk oversight as part of our monthly management meetings. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a Nominating Committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2009, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 13, 2007 we adopted a Code of Ethics that applies to our executive officers.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Flex Fuels Energy, Inc. at 3rd Floor, 14 South Molton Street, London, W1K 5QP, United Kingdom.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that received annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Grant Date Fair Value of Stock and Stock Option / Warrant Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Thomas Barr – Chief Executive Officer (2)	2009 2008	143,954 232,815	0 0	0 0	91,211 0	0 0	0 0	0 0	0 0	235,165 232,815

Robert Galvin – Chief Financial Officer (2)	2009 2008	72,568 32,112	0 0	0 0	31,452 0	0 0	0 0	0 0	0 0	104,020 32,112

David Miller – President (2)	2009 2008	71,961 0	0 0	0 0	31,452 0	0 0	0 0	0 0	0 0	103,413 0

John Nangle – President (1)	2009 2008	28,942 13,200	0 0	0 0	0 0	0 0	0 0	0 0	0 0	28,942 13,200

(1)      John Nangle served as our president from December 12, 2008 until May 27, 2009.

Except for our October 22, 2009 issuance of an aggregate of 10,100,000 warrants to members of our management and a key consultant (See Item 5. Market for Registrant’s Common Equity Related Shareholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities), we have not issued any stock options or warrants or maintained any stock option or other equity incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

(2)	Commencing May 2009, the Directors compensation for the year includes a monthly fee of $1,600 in respect of Board of Directors’ services.

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Warrants					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price (#)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas Barr – CEO	1,450,000	1,450,000(1)	2,900,000(2)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

Robert Galvin – CFO	500,000	500,000(3)	1,000,000(4)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

David Miller – President	500,000	500,000(5)	1,000,000(6)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

(1)	Includes 725,000 warrants that vest on December 31, 2010 and 725,000 warrants that vest on December 31, 2011.

(2)
Includes 1,450,000 warrants that vest upon our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and 1,450,000 warrants that vest upon our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.

(3)	Includes 250,000 warrants that vest on December 31, 2010 and 250,000 warrants that vest on December 31, 2011.

(4)
Includes 500,000 warrants that vest upon our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and 500,000 warrants that vest upon our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.

(5)	Includes 250,000 warrants that vest on December 31, 2010 and 250,000 warrants that vest on December 31, 2011.

(6)
Includes 500,000 warrants that vest upon our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and 500,000 warrants that vest upon our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 28, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 28, 2010.  Each person’s address is c/o Flex Fuels Energy, Inc., 3rd Floor, 14 South Molton Street, London, UK W1K 5QP.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Executer Capital Inc 60, Market Square PO Box 364 Belize City	Common Stock, $0.001 par value	2,467,500		5.54%

Medford Financial Limited 35, Barrack Road Belize City	Common Stock, $0.001 par value	2,384,239		5.35%

Tresca International Inc East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.58%

Thomas Barr	Common Stock, $0.001 par value	2,299,382	(3)	5.00%

Robert Galvin	Common Stock, $0.001 par value	500,000	(4)	1.11%

David Miller	Common Stock, $0.001 par value	703,000	(5)	1.56%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	3,502,382	(3)(4)(5)	7.46%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of February 28, 2010.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 44,525,966 shares of common stock issued and outstanding on February 28, 2010.

(3)	Includes 1,450,000 presently exercisable warrants. Excludes 4,350,000 warrants not exercisable within 60 days of February 28, 2010.

(4)	Includes 500,000 presently exercisable warrants. Excludes 1,500,000 warrants not exercisable within 60 days of February 28, 2010.

(5)	Includes 500,000 presently exercisable warrants. Excludes 1,500,000 warrants not exercisable within 60 days of February 28, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans since our inception other than our March 28, 2007 Employment Agreement with Paul Gothard under which we issued 65,000 shares of our common stock to Mr. Gothard in May 2008. We have no further obligations to Mr. Gothard thereunder.

On October 22, 2009 we issued 10,100,000 warrants to members of our management and a key employee. See Item 5. “Recent Sales of Unregistered Securities.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2009, we paid an aggregate of $154,267 to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2009, we paid an aggregate of $72,745 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer, Treasurer and Secretary is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2009, we paid an aggregate of $82,382 to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2009, we paid an aggregate of $28,942 to John Nangle for services provided to us in all capacities.

On October 22, 2009 we issued 5,800,000 warrants to Thomas Barr, 2,000,00 warrants to Robert Galvin and 2,000,000 warrants to David Miller, each exercisable, upon vesting for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share. See Item 5. Market for Registrant’s Common Equity Related Shareholder Matters and Issuer Purchases of Equity Securities – Recent Sales of Unregistered Securities.

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees (1)	$284,887	$0
Audit-related fees (2)	$0	$0
Tax fees (3)	$8,500	$0
All other fees (4)	$0	$0
Total fees	$293,387	$0

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. The amount recorded above for the year ended December 31, 2009, includes $211,837 for the audits of the prior fiscal years 2008 and 2007 for professional services rendered and billed during the fiscal year 2009 by our current principal accountant.

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2009, were approved by our board of directors.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant dated March 10, 2006 (1)

3.2	3.2	By-laws of the Company (1)

4.1	4.1	Form of October 22, 2009 Time Warrant (2)

4.2	4.2	Form of October 22, 2009 Price Warrant (2)

10.1	10.1	Asset Purchase Agreement dated March 27, 2006, entered into by and between James Laird and Registrant (3)

10.2	10.1	Acquisition Agreement dated December 29, 2006 entered into by and among Registrant, Flex Fuels Energy Limited, the stockholders of Flex Fuels Energy Limited and the individuals signatory thereto (3)

10.3	10.2	Form of a Voting Trust Agreement entered into in connection with the Acquisition Agreement (3)

10.4	10.3	Form of Lock-up Agreement entered into in connection with the Acquisition Agreement (3)

10.5	10.4	Subscription Agreement dated December 29, 2006 entered into by and among Registrant and the subscribers’ signatories thereto (4)

10.6	10.6	Employment Agreement dated April 12, 2007 entered into by and between Registrant and James Laird (4)

10.7	10.7	Employment Agreement dated January 1, 2007 entered into by and between Registrant and Thomas Barr (4)

10.8	10.8	Supply of Services Agreement dated December 12, 2008 between Registrant and Thomas Barr (5)

10.9	10.1	Stock Purchase Agreement dated May 21, 2009 between Registrant and Iestyn Morgan (6)

10.10	10.2	Stock Purchase Agreement dated May 21, 2009 between Registrant and Mark Paulson (6)

10.11	10.3	Stock Purchase Agreement dated May 21, 2009 between Registrant and Gillian Penton (6)

10.12	10.1	Stock Purchase Agreement dated October 9, 2009 between Registrant and JTC Trustees Limited as Trustee of the LOGO Investment Trust (7)

10.13	10.1	Supply of Services Agreement dated July 1, 2009 between Registrant and David Miller (8)

10.14	10.2	Supply of Services Agreement dated July 1, 2009 between Registrant and Thomas Barr (8)

10.15	10.3	Supply of Services Agreement dated July 1, 2009 between Registrant and The ARM Partnership (8)

10.16	10.1	Subscription and Shareholders’ Agreement, dated February 25, 2010 among Registrant, Bio AMD Holdings Limited (“Bio AMD”) and the Managers of Bio AMD (9)

10.17	10.2	Service Agreement dated February 25, 2010 between Bio Alternative Medical Devices Ltd. and Dr. Nasr-Eddine Djennati (9)

10.18	10.3	Service Agreement dated February 25, 2010 between Bio Alternative Medical Devices Ltd. and Dr. Andrew Mitchell (9)

10.19	10.4	Consultancy Agreement dated February 25, 2010 between Bio Alternative Medical Devices Ltd. and The ARM Partnership (9)

10.20	*	Investment Agreement dated May 1 2009 between Registrant and WDX Organisation Ltd

10.21	*	Loan Agreement dated May 1 2009 between Registrant and WDX Organisation Ltd

14.1	14.1	Code of Ethics (5)

21	*	List of Subsidiaries

31.1	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

(1)
Filed with the Securities and Exchange Commission on August 4, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-1 (file no. 333-136349), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on November 19, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on January 5, 2007, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on April 17, 2007, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on April 15, 2009 , as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

(6)
Filed with the Securities and Exchange Commission on May 27, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated May 21, 2009, which exhibit is incorporated herein by reference.

(7)
Filed with the Securities and Exchange Commission on October 13, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated October 9, 2009, which exhibit is incorporated herein by reference.

(8)
Filed with the Securities and Exchange Commission on August 19, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which exhibit is incorporated herein by reference.

(9)
Field with the Securities and Exchange Commission on March 3, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated February 25, 2010, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Dated: March 22, 2010	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer and Director

Dated: March 22, 2010	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of March, 2010.

/s/ Thomas Barr	March 22, 2010
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 22, 2010
Robert Galvin, Chief Financial and Accounting Officer, Secretary, Treasurer and Director

/s/ David Miller	March 22, 2010
David Miller, President, Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the period from March 10, 2006 (date of inception) through December 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the for the period from March 10, 2006 (date of inception) through December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flex Fuels Energy, Inc.

We have audited the accompanying consolidated balance sheets of Flex Fuels Energy Inc. and its subsidiaries (the “Company”), a development stage company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009 and the period from March 10, 2006 (date of inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flex Fuels Energy, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and the period from March 10, 2006 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 22, 2010

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$6,771,218	$7,382,778
Prepaid expenses	16,668	24,803
Value added tax and other receivables	10,965	52
Current assets of discontinued operations	16,701	1,385,633

Total Current Assets	6,815,552	8,793,266

Fixed assets of discontinued operations	-	426,066

Security deposits and other assets	20,461	-

Total Assets	$6,836,013	$9,219,332

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$347,934	$295,594
Accrued expenses	20,645	119,985
Taxation and social security	10,173	-
Liabilities of discontinued operations	704	283,833

Total Current Liabilities	379,456	699,412

Total Liabilities	379,456	699,412

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
44,525,964 and 69,380,441 shares issued and outstanding at December 31, 2009 and 2008, respectively	44,526	69,380
Additional Paid-in Capital	41,987,541	41,993,085
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	656,441	(4,086,527)
Deficit accumulated during development stage	(36,023,459)	(29,456,018)
Total Flex Fuels Energy, Inc. Stockholders' Equity	6,665,049	8,519,920
Non Controlling Interest	(208,492)	-
Total stockholders' equity	6,456,557	8,519,920

Total Stockholders' Equity and Liabilities	$6,836,013	$9,219,332

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	ended December 31,		December 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	13,003	1,045	21,726
Selling, general and administrative charges	1,779,225	2,261,697	5,181,184
Impairment loss - mineral claims	-	-	10,000

Total operating expense	1,792,228	2,262,742	5,212,910

Operating loss	(1,792,228)	(2,262,742)	(5,212,910)

Other income (expense):
Interest and other income	68,385	-	68,385

Loss from continuing operations, before provision for income taxes	(1,723,843)	(2,262,742)	(5,144,525)

Provision for income tax	-	-	-

Loss from continuing operations	(1,723,843)	(2,262,742)	(5,144,525)

Loss on discontinued operations, net of tax	(5,052,602)	(1,900,695)	(31,087,938)

Net loss	$(6,776,445)	$(4,163,437)	$(36,232,463)

Net loss attributable to the non-controlling interest	(209,004)	-	$(209,004)

Net loss attributable to Flex Fuels Energy, Inc. and Subsidiaries	$(6,567,441)	$(4,163,437)	$(36,023,459)

Loss per common share from continuing operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.03)	$(0.03)	$(0.08)
Loss per common share from discontinued operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.09)	(0.03)	(0.49)
Net loss per common share attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.11)	$(0.06)	$(0.56)

Weighted average number of common
shares outstanding - basic and fully diluted	57,795,764	69,356,934	64,025,494

Comprehensive Loss:
Net Loss	$(6,776,445)	$(4,163,437)	$(36,232,463)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	656,953	-	656,953
Foreign currency translation adjustment attributable to discontinued operations, net of tax	4,086,527	(4,130,487)	-
Total other comprehensive loss, net of tax	(2,032,965)	(8,293,924)	(35,575,510)
Comprehensive (income) loss attributable to the non-contolling interest	(512)	-	(512)
Comprehensive loss attributable to the Flex Fuels Energy Inc. and Subsidiaries	$(2,033,477)	$(8,293,924)	$(35,576,022)

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

				Deficit	Accumulated
				Accumulated	Other
				During	Comprehensive
	Shares	Amount	Additional Paid-in Capital	Development Stage	Income/ (Loss)	Noncontrolling Interest	Stockholders' Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	$44,526	$41,987,541	$(36,023,459)	$656,441	$(208,492)	$6,456,557

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	Ended December 31,		December 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss attributable to Flex Fuels Energy Inc. and Subsidiaries	$(6,567,441)	$(4,163,437)	$(36,023,459)
Net loss from discontinued operations	(5,052,602)	(1,900,695)	(31,087,938)
Net loss from continuing operations attributable to Flex Fuels Energy Inc. and Subsidiaries	(1,514,839)	(2,262,742)	(4,935,521)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	24,375	716,369
Stock based compensation	163,550		163,550
Loss attributable to non-controlling interest, net of tax	(209,004)	-	(209,004)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,648	(7,873)	(42,490)
Sales tax and interest receivable	(9,782)	(52)	(45,519)
Security deposit and other assets	(20,862)	-	(26,074)
Accounts payable	53,566	287,667	434,139
Accrued expenses	(99,327)	95,485	123,536
Taxation and social security payable	10,372	-	49,608
Total Adjustments	(104,839)	399,602	1,174,115

Net cash used in operating activities of continuing operations	(1,619,678)	(1,863,140)	(3,761,406)

Cash flows from investing activities:
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	-	(10,000)

Cash flows from financing activities:
Repurchase of common stock	(193,948)	-	(193,948)
Proceeds from sale of shares of common stock in private placements, net of issueance costs	-	-	18,977,068
Net cash (used in) provided by financing activities of continuing operations	(193,948)	-	18,783,120

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	705,151	(2,648,535)	(7,798,992)
Cash used in investing activities of discontinued operations	(123,596)	(131,442)	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	(4,130,487)	-
Net cash flows from discontinued operations	581,555	(6,910,464)	(8,861,007)

Effects of exchange rate changes on cash from continuing operations	620,511	-	620,511

Net (decrease) increase in cash and cash equivalents	(611,560)	(8,773,604)	6,771,218

Cash and cash equivalents, beginning of period	7,382,778	16,156,382	-

Cash and cash equivalents, end of period	$6,771,218	$7,382,778	$6,771,218

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$24,375	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$24,375	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquistion	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquire in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these consolidated financial statements.

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1 - Nature of Operations and Going Concern

Nature of Operations

Flex Fuels Energy, Inc. (“Flex Fuels”, “we”, “us”, “our”) (formerly Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. Flex Fuels has staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. These mining claims are hereafter referred to as the “Malibu Gold Mine Property” or the “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2009 and 2008 are classified as discontinued operations in the accompanying consolidated financial statements.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately US$249,840) to WDX and increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WDX and the ownership of 75.66% of WDX by the Company.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2009.  Additionally, the Company has negative cash flows from operations since its date of inception and has an accumulated deficit of $36,023,459 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2009, the Company has accumulated losses of $36,023,459 (of which $31,087,938 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), and WDX Organisation Ltd. (a 75.66% owned subsidiary as of December 31, 2009). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations.

The 24.34% third party ownership of WDX at December 31, 2009 is recorded as a noncontrolling interest in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation, primarily related to the discontinued operations of FFE, LTD.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 75.66% owned subsidiary, WDX, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd.’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, loss from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009 (see Note 3). Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $54,138 from discontinued operations.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation was provided for on the straight line basis over the estimated useful lives of the assets as follows:

Office equipment	2 years
Capitalized Plant under Construction	N/A

Costs relating to the design, permitting, specification and construction of the Company’s Cardiff Project were capitalized and not depreciated since the plant was not operational. The Company has recorded an asset impairment loss of $458,730 on its Capitalized Plant under Construction as of December 31, 2008 as a result of management’s detail review of the Cardiff oilseed crushing plant Project (see Note 2, “Impairment of long-lived assets”).  The Company has reclassified the asset impairment charge recognized in 2008 as loss on disposal – impairment loss from discontinued operations (see Note 3). During the quarter ended June 30, 2009, the Company recorded a loss on disposal/abandonment of assets of $565,714 as a result of the discontinued operations of FFE Ltd. (see Note 3).

Expenditures for repairs and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at December 31, 2009 and none at December 31, 2008. For the year ended December 31, 2009 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at December 31, 2009 (approximately $80,000 at December 31, 2009) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $6,692,000 and $8,561,000 at December 31, 2009 and 2008, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

The Company does not have any employee stock option or stock purchase plans at December 31, 2009 or 2008.

During the period from March 10, 2006 (date of inception) through December 31, 2009, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2009.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  As at December 31, 2009 and 2008, the Company had incurred no research and development costs.

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our 75.66% owned subsidiary, WDX.

Impairment of long-lived assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

The Company had recorded an impairment charge of $458,730 to its operations on December 31, 2008, which has been reclassified to loss from discontinued operations on the date of discontinuance of FFE, Ltd..  The asset impairment loss consist of an impairment loss on the Capitalized Plant under Construction Costs for the Cardiff Project as this was evaluated as no longer adding value to the Cardiff Project based on management’s detail review performed during December 2008 mainly due to the change in its strategy of the Cardiff Project from Biodiesel to Oilseed Crush. During the year ended December 31, 2009 the Company recorded a loss on disposal/abandonment of assets of $565,714 as a result of the discontinued operations of FFE Ltd.

Non-controlling Interest

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX pursuant to which we acquired 51% ownership of WDX. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately US$249,840) to WDX and increased our equity position in WDX. This has resulted in the ownership of 75.66% of WDX at December 31, 2009.

The 24.34% third party ownership of WDX is recorded as a noncontrolling interest in the consolidated financial statements.

At December 31, 2009 the Non-controlling Interest was as follows:
Amount
Third party investment	$-
Non-controlling interest’s share of losses	(209,004)
Non-controlling interest’s share of comprehensive income	512
Balance at December 31, 2009	$(208,492)

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

 In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. We adopted this guidance effective on January 1, 2009 which had no material effect on our consolidated financial position, results of operations or cash flows other than changing the description and moving the presentation of net loss attributable to the non-controlling interest below the net loss of our consolidated statements of operations for the period from inception as the non-controlling interest or formerly known as minority interest ceased on May 27, 2007.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value , which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this guidance during the fourth quarter of 2009 had no material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force , that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer consider the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We are unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we have determined that our best course of action is to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2009 and 2008 are classified as discontinued operations in the accompanying consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations:

	Years ended December 31,		Inception to
	2009	2008	December 31, 2009
Loss from discontinued operations, net of tax	$(489,388)	$(1,441,965)	$(3,168,407)

Loss on disposal/abandonment of discontinued
operations:
Impairment loss on capitalized plant under
construction	-	(458,730)	(458,730)
Loss on abandonment of assets	(565,714)	-	(565,714)
Transaction costs incurred
in connection with acquisition	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	(3,997,500)	-	(3,997,500)

Total loss on disposal/abandonment of
discontinued operations, net of tax	(4,563,214)	(458,730)	(27,919,531)

Loss from discontinued operations	$(5,052,602)	$(1,900,695)	$(31,087,938)

Assets and liabilities of discontinued operations:

	December 31,	December 31,
	2009	2008
Assets:
Cash	$7,260	$1,319,902
Prepaid expenses	8,581	29,547
Receivables	860	36,184
Current assets of discontinued operations	16,701	1,385,633

Property, plant and equipment	-	418,826
Intangible assets	-	7,240
Non-current assets of discontinued operations	-	426,066

Total assets of discontinued operations	$16,701	$1,811,699

Liabilities:
Accounts payable	$-	$91,254
Accrued expenses	704	153,342
Taxation and social security	-	39,237

Total liabilities of discontinued operations	$704	$283,833

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

Depreciation expense was $18,672 and $22,214 for the years ended December 31, 2009 and 2008, respectively, and $54,054 for the period from March 10, 2006 (date of inception) through December 31, 2009. These amounts have been reclassified and included in the loss from discontinued operations.

The impairment charge was $0 and $458,730 for the years ended December 31, 2009 and 2008, respectively, and $458,730 for the period from March 10, 2006 (date of inception) through December 31, 2009. These amounts have been reclassified and included in loss from discontinued operations. During the year ended December 31, 2009 the Company recorded a loss on disposal/abandonment of assets of $565,714 as a result of the discontinued operations of FFE Ltd. This amount is also included in loss from discontinued operations.

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

The claims on the mineral license are currently in good standing and are 100% owned by Flex Fuels, subject to a carried 3% Net Smelter Return Royalty if mineral production is commenced.

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

Under the accounting treatment set forth in ASC 360, "Property, Plant and Equipment", because of the Company’s current period operating loss, its history of operating losses, a projection of continuing losses associated with the Malibu Gold property and the fact the property is without known reserves along with the fact the proposed program is exploratory in nature, the Company has treated the mining license as fully impaired.

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

The Agreements provide for us to make loans to WDX in the minimum amount of approximately US$225,510 and the maximum amount of approximately US$902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% (subject to adjustment) of WDX’s outstanding share capital on a fully diluted basis.  The Agreements contain conditions which must be satisfied by WDX in connection with the loans.  Failure to satisfy such conditions could result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total.

The initial loan under the Agreements in the approximate amount of US$225,510 was made upon execution of the Agreements and resulted in our receipt of 51% of WDX’s fully diluted, outstanding share capital.  WDX is obligated to apply the Initial Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of the Product.  On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately US$249,840) to WDX and increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX. During August, 2009 we exercised Call Option One, of Clause 5 of the original Investment Agreement dated May 1, 2009 as WDX was unable to satisfy certain conditions in connection with the loans.  Consequently, the Company received an additional 10% of the common stock of WDX, on a fully diluted basis, for the failure by WDX to satisfy the conditions attaching to the loans.  Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WDX and the ownership of 75.66% of WDX by the Company, as at the fiscal year ended December 31, 2009.

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

Note 7 - Commitments and Contingencies

Lease commitments

The Company has no lease commitments.

Employment agreements

The Company terminated all employment agreements during the first half of 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $392,035 and $187,512 in consulting fees to these individuals for the years ended December 31, 2009 and 2008, respectively. The Company incurred $655,383 in fees to these individuals for the period from March 10, 2006 (date of inception) through December 31, 2009.

Litigation

State Court Actions

On July 24, 2008, Mr. Thomas Barr commenced an action (Case no. A568118) in the District Court of Clark County, Nevada (the “Court”) against our then CEO and Chairman of the Board, Mr. Brian Barrows, and a former director, Mr. James Laird ("Laird"), seeking declaratory and injunctive relief preventing Messrs. Barrows and Laird from taking actions Mr. Barr believed would be detrimental to the Company, including their taking control of the management of the Company. Mr. Barr's court action sought to preclude Mr. Laird, who had resigned as a director on May 16, 2008 from participating in any future meetings of the Board and to prevent Mr. Barr from being disciplined or otherwise punished for his filing on July 15, 2008, with the SEC, a current report on Form 8-K on behalf of the Company.  On the same date, Mr. Barr filed a motion for a Temporary Restraining Order and Preliminary Injunction seeking such relief on a temporary and preliminary basis pending a trial on the merits of the case.

On July 28, 2008, the Court issued a temporary restraining order granting the relief sought by Mr. Barr and setting a non-evidentiary preliminary injunction hearing on the matter for August 11, 2008.  On August 1, 2008, Mr. Barr filed an amended complaint in this action to add the Company as a defendant.  On August 11, 2008, the Court held the non-evidentiary hearing, at which the Motion to Quash filed by Messrs. Barrows and Laird was denied and a Preliminary Injunction Hearing date was set for August 19, 2008.  On August 25, 2008, the parties executed a Stipulation and Order in which the parties stipulated to continue the Preliminary Injunction Hearing and to hold a shareholders’ meeting as soon as possible with respect to the election of directors.  A shareholders’ meeting was held on December 12, 2008 at which a slate of directors consisting of Mr. Barr, Mr. John Nangle and Mr. David Miller were elected. On January 25, 2010, Mr. Barr filed a Motion to Dismiss the Company from the case which was granted on March 1, 2010.

On July 21, 2009 we commenced an action (Case No. A-09-595448-C) in the Court against our former corporate counsel, Mayer Brown, LLP, claiming relief for general and special damages in excess of $10,000 on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. The costs of the action were not expected to exceed $500,000. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown, LLP on the grounds that the forum selection clause in the Company’s contract with Mayer Brown, LLP (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the U.K. courts. Accordingly, we have instructed our U.K. solicitors and Queens Counsel to evaluate a similar action in the U.K. to claim damages and the costs of the action against Mayer Brown, LLP, the ultimate outcome of which cannot be determined at this time.

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

Further, at the suggestion of the Unaffected Directors, on February 24, 2009, Brian Barrows was terminated as an employee of the Company’s subsidiary, Flex Fuels Energy Ltd. and has been removed as a director of Flex Fuels Ltd. by UK company law statutory process. We believe it is unlikely that Brian Barrows has any valid claims against Flex Fuels Energy Ltd.

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

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of December 31, 2009 and 2008 there were 44,525,964 and 69,380,441 shares of common stock issued and outstanding, respectively.

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

On October 9, 2009 the Company repurchased and retired 7,865,341 shares of common stock for a purchase price of $62,923. The purchase agreement requires us to indemnify the seller against all claims, liabilities and assessments, if any, against the seller for additional capital gains tax imposed by HM Revenue and Customs (“HMRC”) based upon a determination by HMRC that the shares shall be deemed for tax purposes to have been sold for a purchase price in excess of $0.008 per share.  In such instance, the indemnification will not cover the capital gains tax due with respect to the first $0.008 per share of the deemed sales price.  We believe it is unlikely that there will be any significant losses as a result of this indemnification.

Note 9 - Warrants

Effective October 22, 2009 we issued an aggregate of 10,100,000 warrants to members of our management and a key consultant, each exercisable, upon vesting, for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share.  The warrants contain cashless exercise and piggyback registration provisions and are subject to adjustment in the event of stock splits, recapitalizations or reclassifications of our common stock.  5,200,000 of the warrants (the “Time Warrants”) vest as follows:

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

We have recorded an expense of $163,550 during 2009 related to the fair value of the warrants vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 3.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 243%; and (4) an expected life of the warrants of 4.9 years.

Transactions involving our stock warrants are summarized as follows:

	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	—	$—
Granted during the period	10,100,000	0.07	—	—
Exercised during the period	—	0.07	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	10,100,000	$0.07	—	$—
Exercisable at end of the period	2,600,000	$0.07	—	$—

The weighted average remaining life of the warrants is 6.9 years.

Note 10 - Income Taxes

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

At December 31, 2009, the Company has available for U.S federal income tax purposes a net operating loss carry forward of approximately $26,443,000 expiring in the year 2029, subject to limitations of Sections 382 of the Internal Revenue Code, as amended that may be used to offset future taxable income.  The deferred tax asset related to the carrying forward is approximately $9,255,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2009 are presented below.

For income tax reporting purposes, the Company has available for UK unused net operating loss carry forward of approximately $5,629,000 with no expiration.  The Company has provided a valuation reserve against the full amount of UK unused net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2009 and 2008 as follows:

	December 31,
	2009	2008
Statutory federal income tax rate	35.0%	35%
Statutory state and local income tax rate (0%), net of federal benefit	-	-
Nondeductible items	(4.9%)	(-)
Net operating losses and other tax benefits for which no current benefit is being realized	(30.1%)	(35%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
			Inception (March 10,
	Years ended		2006) to
	December 31,		December 31,
	2009	2008	2009
Deferred tax assets:
Net operating loss carry forward	$803,000	$1,324,000	$10,831,000
Less: valuation allowance	$(803,000)	$(1,324,000)	$(10,831,000)
Net deferred tax asset	$-	$-	$-

Note 11 - Subsequent Events

Bio AMD Holdings Limited Acquisition:

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio AMD”), a United Kingdom company, and the managers of Bio AMD, under which we acquired a 63% interest in Bio AMD for £865,000 British Pounds Sterling (approximately US$1,286,775). Bio AMD is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Point of Care (“POC”) diagnostic space. Bio AMD owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. If successfully developed, Bio AMD expects to lease their technologies and devices to international manufacturers and distributors.

The 37% of Bio AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%). Bio AMD’s board of directors presently consists of Drs. Djennati and Mitchell and Mr. Galvin and may be expanded to provide for a fourth director to be appointed by us. Drs. Djennati and Mitchell and Mr. Galvin also serve as Bio AMD’s managers. Mr. Galvin is also an officer and director of ours but did not participate in the determination to proceed with the Bio AMD acquisition.

WDX notice of call option:

On March 8, 2010, we entered into a second Call Option and Draw Down Agreement with WDX pursuant to which we loaned an additional £150,000 (approximately US$224,055) to WDX and executed certain call options. The execution of the call option was the result of WDX not satisfying certain performance criteria in our May 1, 2009 Option and Funding Agreement with WDX and required us to make a nominal payment to them (approximately $500) in return for an additional 10% of their equity. As the result thereof, we increased our equity position in WDX to 93% which represents our maximum ownership position in WDX. The loan was our final investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

We have evaluated subsequent events through the date of issuance of the consolidated financial statements.