Form 10-Q
period 2010-03-31
Flex Fuels Energy, Inc.
filed 2010-05-17
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 44,525,964 shares of the issuer’s common stock outstanding as of May 1, 2010.

FLEX FUELS ENERGY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE
Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2010 and March 31, 2009 (unaudited) and the period from March 10, 2006 (Date of Inception) to March 31, 2010 (unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the period from March 10, 2006 (Date of Inception) through March 31, 2010	6

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and March 31, 2009 (unaudited) and for the period from March 10, 2006 (Date of Inception) to March 31, 2010 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,898,817	$6,771,218
Prepaid expenses	14,442	16,668
Value added tax and other receivables	15,075	10,965
Current assets of discontinued operations	15,455	16,701

Total Current Assets	5,943,789	6,815,552

Security deposits and other assets	22,377	20,461

Total Assets	$5,966,166	$6,836,013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$326,096	$347,934
Accrued expenses	108,974	20,645
Taxation and social security	32,130	10,173
Liabilities of discontinued operations	666	704

Total Current Liabilities	467,866	379,456

Total Liabilities	467,866	379,456

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
44,525,964 shares issued and outstanding at March 31, 2010 and December 31, 2009	44,526	44,526
Additional Paid-in Capital	42,055,388	41,987,541
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	319,366	656,441
Deficit accumulated during development stage	(36,656,929)	(36,023,459)
Total Flex Fuels Energy, Inc. Stockholders' Equity	5,762,351	6,665,049
Non Controlling Interest	(264,051)	(208,492)
Total stockholders' equity	5,498,300	6,456,557

Total Stockholders' Equity and Liabilities	$5,966,166	$6,836,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	21,726
Selling, general and administrative charges	667,016	393,349	5,848,200
Impairment loss - mineral claims	-	-	10,000

Total operating expense	667,016	393,349	5,879,926

Operating loss	(667,016)	(393,349)	(5,879,926)

Other income (expense):
Interest and other income	3,859	-	72,244

Loss from continuing operations, before provision for income taxes	(663,157)	(393,349)	(5,807,682)

Provision for income tax	-	-	-

Loss from continuing operations	(663,157)	(393,349)	(5,807,682)

Loss on discontinued operations, net of tax	(19,088)	(298,736)	(31,107,026)

Net loss	$(682,245)	$(692,085)	$(36,914,708)

Net loss attributable to the non-controlling interest	(48,775)	-	$(257,779)

Net loss attributable to Flex Fuels Energy, Inc. Common Shareholders	$(633,470)	$(692,085)	$(36,656,929)

Loss per common share from continuing operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.01)	$(0.01)	$(0.09)
Loss per common share from discontinued operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.00)	(0.00)	(0.49)
Net loss per common share attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.01)	$(0.01)	$(0.58)

Weighted average number of common
shares outstanding - basic and fully diluted	44,525,964	69,380,441	62,842,111

Comprehensive Loss:
Net loss attributable to Flex Fuels Energy, Inc. Common Shareholders	$(633,470)	$(692,085)	$(36,865,933)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(343,869)	-	313,084
Foreign currency translation adjustment attributable to discontinued operations, net of tax	-	(145,428)	-
Total other comprehensive loss, net of tax	(977,339)	(837,513)	(36,552,849)
Comprehensive (income) loss attributable to the non-contolling interest	6,794	-	6,282
Comprehensive loss attributable to the Flex Fuels Energy Inc. Common Shareholders	$(970,545)	$(837,513)	$(36,546,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

				Deficit
				Accumulated	Accumulated
				During	Other
	Shares	Amount	Additional Paid-in Capital	Development Stage	Comprehensive Income/(Loss)	Noncontrolling Interest	Stockholders' Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)

Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)

Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)

Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)

Balance at December 31, 2009	44,525,964	44,526	41,987,541	- 36,023,459	656,441	- 208,492	6,456,557

Sale of common stock by subsidiary	-	-	-	-	-	10	10

Stock based compensation	-	-	67,847	-	-	-	67,847

Comprehensive Loss	-	-	-	-	(337,075)	$(6,794)	(343,869)

Net Loss	-	-	-	(633,470)	-	(48,775)	(682,245)

Balance at March 31, 2010	44,525,964	$44,526	$42,055,388	$(36,656,929)	$319,366	$(264,051)	$5,498,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the Three Months Ended		(date of inception) through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss attributable to Flex Fuels Energy Inc. Common Shareholders	$(633,470)	$(692,085)	$(36,656,929)
Net loss from discontinued operations	(19,088)	(298,736)	(31,107,026)
Net loss from continuing operations attributable to Flex Fuels Energy Inc. Common Shareholders	(614,382)	(393,349)	(5,549,903)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	67,847	-	231,397
Loss attributable to non-controlling interest, net of tax	(48,775)	-	(257,779)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(71)	-	(42,561)
Sales tax and interest receivable	(2,795)	-	(48,314)
Security deposit and other assets	-	-	(26,074)
Accounts payable	(20,056)	140,445	414,083
Accrued expenses	86,100	(100,445)	209,636
Taxation and social security payable	22,578	-	72,186
Total Adjustments	104,828	40,000	1,278,943

Net cash used in operating activities of continuing operations	(509,554)	(353,349)	(4,270,960)

Cash flows from investing activities:
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	-	(10,000)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of common stock of subsidiary	10		10
Proceeds from sale of shares of common stock in private placements, net of issueance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	10	-	18,783,130

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(18,730)	(415,814)	(7,817,722)
Cash used in investing activities of discontinued operations	-	(104,182)	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	(145,428)	-
Net cash flows from discontinued operations	(18,730)	(665,424)	(8,879,737)

Effects of exchange rate changes on cash from continuing operations	(344,127)	-	276,384

Net (decrease) increase in cash and cash equivalents	(872,401)	(1,018,773)	5,898,817

Cash and cash equivalents, beginning of period	6,771,218	8,702,680	-

Cash and cash equivalents, end of period	$5,898,817	$7,683,907	$5,898,817

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquistion	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquire in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 and for the period from March 10, 2006 (date of inception) through March 31, 2010. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form10-K filed with the SEC on March 22, 2010.

The condensed consolidated financial statements as of December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009 and for the period from March 10, 2006 (date of inception) through March 31, 2010 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately US$249,840) to WDX and increased our equity position in WDX. On March 8, 2010 we loaned an additional £150,000 (approximately US$224,055) to WDX and executed certain call options and further increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

Altogether, these transactions have resulted in a total loan of £600,000 (approximately $904,000) to WDX and the ownership of 93% of WDX by the Company.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio AMD”), a United Kingdom company, and the managers of Bio AMD, under which we acquired a 63% interest in Bio AMD for £865,000 British Pounds Sterling (approximately US$1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio AMD is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Point of Care (“POC”) diagnostic space. Bio AMD owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. If successfully developed, Bio AMD expects to license its technologies and devices to international manufacturers and distributors.

Flex Fuels Energy, Inc. and/or Flex Fuels Energy, Inc., WDX, a majority-owned subsidiary, Bio AMD, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Flex Fuels”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through March 31, 2010.  Additionally, the Company has negative cash flows from operations since its date of inception and has an accumulated deficit of $36,656,929 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its development of the currency risk technology, diagnostic technology and acquisition endeavors and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through March 31, 2010, the Company has accumulated losses of $36,656,929 (of which $31,107,026 has been incurred by the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Flex Fuels Energy, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (a 93% owned subsidiary as of March 31, 2010) and Bio AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2010). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations.

The 7% third party ownership of WDX and 37% third party ownership of Bio AMD at March 31, 2010 is recorded as noncontrolling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s unaudited condensed consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation, primarily related to the discontinued operations of FFE, LTD.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 93% owned subsidiary, WDX, and its 63% owned subsidiary, Bio AMD, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, loss from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009 (see Note 3). Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $46,297 from discontinued operations (including a charge of $7,841 during the three months ended March 31, 2010).

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at March 31, 2010 and none at March 31, 2009. For the three months ended March 31, 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at March 31, 2010 (approximately $75,000 at March 31, 2010) at each institution for each entity.  At times, such amounts held may exceed the FSA insured limits.  The uninsured cash bank balances were approximately $5,849,000 and $6,692,000 at March 31, 2010 and December 31, 2009, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

Non-controlling Interests

The 7% third party ownership of WDX and 37% third party ownership of Bio AMD at March 31, 2010 are recorded as noncontrolling interests in the consolidated financial statements.

For the three months ended March 31, 2010 the Non-controlling Interests are summarized as follows:
Amount
Balance at December 31, 2009	$(208,492)
Third party investment	10
Non-controlling interest’s share of losses	(48,775)
Non-controlling interest’s share of comprehensive income	(6,794)
Balance at March 31, 2010	$(264,051)

New Accounting Pronouncements Effective January 1, 2010

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at March 31, 2010 and December 31, 2009 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:
Loss from discontinued operations (unaudited):

	Three Months ended March 31,		Inception to
	2010	2009	March 31, 2010
Loss from discontinued operations, net of tax	$(11,247)	$(298,736)	$(3,179,654)

Loss on disposal/abandonment of discontinued operations:

Impairment loss on capitalized plant under construction	-	-	(458,730)

Loss on abandonment of assets	-	-	(565,714)

Transaction costs incurred in connection with acquisition	-	-	(22,897,587)

Foreign currency translation adjustment related to discontinued operations	(7,841)	-	(4,005,341)

Total loss on disposal/abandonment of discontinued operations, net of tax	(7,841)	-	(27,927,372)

Loss from discontinued operations	$(19,088)	$(298,736)	$(31,107,026)

Assets and liabilities of discontinued operations:

	March 31, 2010 (Unaudited)	December 31, 2009
Assets:
Cash	$4,772	$7,260
Prepaid expenses	8,023	8,581
Receivables	2,660	860
Current assets of discontinued operations	$15,455	$16,701

Liabilities:
Accrued expenses	$666	$704
Total liabilities of discontinued operations	$666	$704

NOTE 4 – Acquisitions

Bio AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio AMD”), a United Kingdom company, and the managers of Bio AMD, under which we acquired a 63% interest in Bio AMD for £865,000 British Pounds Sterling (approximately US$1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio AMD is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Point of Care (“POC”) diagnostic space. Bio AMD owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. If successfully developed, Bio AMD expects to license its technologies and devices to international manufacturers and distributors. At the date of our acquisition of the 63% interest in Bio AMD, Bio AMD had no operations and no assets other than the patents.

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

Note 5 - Commitments and Contingencies

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $127,482 and $32,427 in consulting fees to these individuals for the three months ended March 31, 2010 and 2009, respectively. The Company incurred $782,685 in fees to these individuals for the period from March 10, 2006 (date of inception) through March 31, 2010.

Litigation

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”) claiming relief for general and special damages.  On October 20, 2009 the Nevada Court dismissed the action, determining that any dispute should be conducted in the U.K. courts.

Accordingly, the Company wrote to Mayer Brown on April 9, 2010, in compliance with the Professional Negligence Pre-Action Protocol, informing Mayer Brown of the Company’s proposed action to seek recovery of losses, damages and costs in the U.K. There is no certainty of any outcome at this time.

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired a 63% interest in Bio-AMD. Bio-AMD is intended to form the main focus of our operations going forward. Bio-AMD is a medical technology company in the rapidly expanding Point Of Care (“POC”) diagnostic space. Bio-AMD has three patents and a further three patent applications that we expect to be applied into low cost, hand-held, medical diagnostic devices in areas such as the detection of infectious diseases, monitoring of chronic medical conditions and other medical tests with a binary test result.  See Part II, Item 4, Other Information –Bio-Alternative Medical Devices

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) and related agreements with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX pursuant to which we have acquired a 93% interest in WDX. WDX is the developer of a technology designed to mitigate currency risk known as the Wocu, using an proprietary algorithm for which a patent application was made to the US Patent and Trademark Office on September 10, 2009.  See Part II, Item 4, Other Information – Currency Risk Mitigation Business.

We have staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares referred to herein as the “Malibu Gold Mine Property” or the “Malibu Gold Property”.  We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula. See Part II, Item 4, Other Information – Malibu Gold Property.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis.  As discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by FFE Ltd. was compromised by constant delays, sub-optimal design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which has been done on an orderly basis, the FFE Ltd subsidiary now being effectively dormant.

As a consequence of the decision to wind down the operations of our subsidiary, FFE Ltd, we have reported the results of FFE Ltd as “discontinued operations” in the financial statements covered in this quarterly filing for the period ended March 31, 2010. The effect of reporting FFE Ltd as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made into our Bio-AMD and WDX subsidiaries, as described above.

Results of Operations

Loss from Continuing Operations

We incurred an operating loss of $663,157 (excluding the loss on discontinued operations) for the three month period ended March 31, 2010 comprised mainly of 1) $96,359 audit and accounting fees related to our prior year audit, 2) $127,482 consulting fees consisting mainly amounts to our directors and internal accounting support who are classified as consultants, 3) $179,474 in legal fees, of which $158,222 is attributable to Nevada Court and UK actions, as discussed in Part II, Item 1, “Legal Proceedings,” and 4) $115,437 salaries incurred in our subsidiaries, and 5) a non-cash accounting charge of $67,847 related to warrants issued in October 2009.

This compares to an operating loss of $393,349 (excluding the loss on discontinued operations) for the three month period ended March 31, 2009, which comprised of 1) $185,568 audit and accounting fees related to our prior year audit, 2) $32,427 consulting fees consisting mainly amounts to our directors and internal accounting support who are classified as consultants, 3) $113,634 in legal fees, of which $93,736 is attributable to prior and Nevada Court and UK actions, as discussed in Part II, Item 1, “Legal Proceedings,”, and 4) $56,954 salaries incurred in our subsidiaries

We incurred an operating loss of $5,807,682 (excluding the loss on discontinued operations of $31,107,026) for the period from March 10, 2006 (date of inception) through March 31, 2010.

Loss from Discontinued Operations

We incurred a loss from discontinued operations comprised of our subsidiary FFE Ltd. of $19,088, for the three month period ended March 31, 2010 as compared to $298,736 for the three month period ended March 31, 2009.  The reduction in loss from discontinued operations comprised of our subsidiary FFE Ltd., for the three month period ended March 31, 2010 was primarily due to the winding down of operations.  We anticipate that the subsidiary, FFE Ltd., will be formally struck off in the UK during the second half of the financial year ended December 31, 2010.

We incurred a loss from discontinued operations of $31,107,026, for the period from March 10, 2006 (date of inception) through March 31, 2010 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,927,372 (mainly consisted of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587 and c) removal of the accumulated foreign currency translation adjustment of $4,005,341 related to FFE Ltd. as a result of the discontinuance of FFE Ltd’s operations and recognized as a loss from disposal/abandonment or liquidation of the investment in FFE Ltd).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through March 31, 2010 and at this stage anticipate that we will not generate any revenues until 2011.

Net Loss

We incurred a net loss in the amount of $682,245 or $0.01 per share for the three month period ended March 31, 2010 as compared to a net loss of $692,085 or $0.01 per share for the three month period ended March 31, 2009 as discussed above.  We incurred a net loss in the amount of $36,914,708  or $0.58 per share for the period from March 10, 2006 (date of inception) through March 31, 2010.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  The total net funds raised of $18,977,068 since inception through March 31, 2010 have been used principally as follows: 1) approximately $8,880,000 attributable to the failed project proposed to engage in the business of manufacture and distribution of oilseed rape and biodiesel products; 2) approximately $2,130,000  in legal fees (of which approximately $891,000 related to the proxy contest and  approximately $909,000 to the historic Nevada legal actions) and 3) approximately $2,060,000 in costs related to the parent and subsidiary companies.

At March 31, 2010, we had available cash balances of $5,898,817 which are mainly held in the interest bearing bank accounts.

At March 31, 2010, we had cash and cash equivalents of $5,898,817, other current assets consisting of value added tax and other receivables, prepaid expenses , and current assets of discontinued operations of $44,972 and current liabilities of $467,866, consisting of accounts payable, accrued expenses and the remaining liabilities of the discontinued operations.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.  At December 31, 2009, we had cash and cash equivalents of $6,771,218, other current assets consisting of prepaid expenses, value added tax, other receivables, and current assets of discontinued operations of $44,334 and current liabilities of $379,456, consisting of accounts payable, accrued expenses, and taxation and social security.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities of continuing operations was $509,554 for the three months ended March 31, 2010, as compared to $353,349 for the three months ended March 31, 2009. The increase was primarily due to a bigger net loss from discontinued operations of $298,736 during the months ended March 31, 2009.  During the period from March 10, 2006 (date of inception) through March 31, 2010, we used net cash in operating activities of continuing operations of $4,270,960, which mainly was used for legal, consulting fees, professional fees and payroll and administrative expense

Net Cash Used in Investing Activities

We have not utilized any cash in investing activities of continuing operations during the three months ended March 31, 2009 or March 31, 2010. During the period from March 10 2006 (date of inception) through March 31, 2010, we used net cash in investing activities of continuing operations of $10,000, for the purchase of the mineral claim.

Net Cash (Used in) Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the three month period ended March 31, 2010 and 2009.  During the period from March 10, 2006 (date of inception) through March 31, 2010, we received net cash provided by financing activities of continuing operations of $18,783,130 (mainly consisted of $18,977,068 received from private placements and  net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in June 2009 and October 2009, respectively).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,879,737 during the period from March 10, 2006 (date of inception) through March 31, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (a 93% owned subsidiary as of March 31, 2010) and Bio-AMD Holdings Ltd (a 63% owned subsidiary as of March 2010). All significant intercompany transactions and balances have been eliminated in consolidation. The 7% third party ownership of WDX Organisation Ltd and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at March 31, 2010) are recorded as a non-controlling interests in the consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 93% owned subsidiary, WDX, and of its 63% owned subsidiary Bio-AMD holdings Ltd are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Recent accounting pronouncements

New Accounting Pronouncements Effective January 1, 2010

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

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

ITEM 4T.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2010 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

State Court Action

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”) claiming relief for general and special damages.  On October 20, 2009 the Nevada Court dismissed the action, determining that any dispute should be conducted in the U.K. courts.

Accordingly, the Company wrote to Mayer Brown on April 9, 2010 in compliance with the Professional Negligence Pre-Action Protocol informing Mayer Brown of the Company’s proposed action to seek recovery of losses, damages and costs in the U.K. There is no certainty of any outcome at this time.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2010.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             OTHER INFORMATION

Bio-Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). The purchase price is to be applied to the development of the Bio-AMD business.

Bio-AMD is intended to form the main focus of our operations going forward. The Bio-AMD core, which may be further expanded, is expected to enable us to optimally apply our capital in an established, high growth sector and significantly reduce our risk profile.

Bio-AMD is a medical technology company in the rapidly expanding Point Of Care (“POC”) diagnostic sector. Bio-AMD owns three patents and has a further three patent applications for technologies expected to be developed by Bio-AMD into low cost hand-held electronic diagnostic devices able to read third party assays. Bio-AMD expects to license these technologies and devices to international manufacturers and distributors.

Initial technologies slated for development by Bio-AMD include:

•	A low manufacturing cost, qualitatively advanced, digital read-out home pregnancy test;

•	A POC prothrombin time monitor using low cost and user-friendly technology to enable patient based, anticoagulant drug therapy monitoring;

•	A Digital Strip Reader (“DSR”) able to perform POC rapid assay tests at a low cost in areas such as the cardiac treatment monitoring market; and

•	A highly accurate Magnetic Particle Reader (“MPR”), able to perform POC tests for multiple indications at a low cost.

POC devices offer rapid near patient diagnostic testing, reducing costs and improving clinical outcomes.  The POC market is growing rapidly.  There is clear demand for rapid, intuitive and easy to use, robust handheld technologies at an effective cost.  POC testing accounts for an estimated 33% of the US$35 billion global in-vitro diagnostic testing market.  Diagnostic testing accounts for a very low proportion of healthcare expenditure worldwide, yet influences around two thirds of healthcare decisions.

Bio-AMD is managed by experienced personnel, expert in the development of technically advanced, low cost POC devices. Our CFO, Robert Galvin, is actively involved in the financial management of Bio-AMD and the development of the Bio-AMD business plan.

WDX – Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. As at March 31, 2010, we held 93% of the outstanding share capital of WDX on a fully diluted basis.

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

The Agreements provided for us to make loans to WDX in the minimum amount of approximately $225,510 and the maximum amount of approximately $902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% of WDX’s outstanding share capital on a fully diluted basis.  The Agreements also contained conditions which were required to be satisfied by WDX in connection with the loans.  WDX’s failure to satisfy such conditions (the “Performance Conditions”) had the potential to result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total. As at March 31, 2010, we had increased our stake in WDX through the exercising of certain clauses in the original investment agreement as described above, and now hold 93% of the outstanding share capital on a fully diluted basis.

The Investment Agreement contains customary confidentiality provisions and a non-compete provision.  The non-compete prohibits us and the Founders from engaging, directly or indirectly, in a trade or business which competes with WDX during the term of the Agreements and for a period of two years thereafter.

Further to our ongoing turnaround plan involved our entry into the Point of Care diagnostics sector, we expect to continue to develop the WDX opportunity, with a view to divesting or significantly reducing control as the opportunity arises in order to realize potential value build.  This will necessitate the injection of further limited funds from our available cash balances prior to realization. This requirement is currently being assessed. Our CFO Robert Galvin, is now actively involved in the financial management and corporate development of WDX and the implementation of the WDX business plan.

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

Plan for Property

In connection with our turnaround plan and related entry into the Medical Point Of Care diagnostics sector, we are examining options for the Malibu Gold Property including a further survey, or divestment in order to realize value. No decision has been made at this time

FFE Ltd.

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

As a consequence of the decision to wind down the operations of our main subsidiary FFE Ltd, we have reported the results of FFE Ltd as “discontinued operations” in the consolidated financial statements covered in this Quarterly Report for the quarter ended March 31, 2010.  In addition, we have reclassified the historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd’s operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the quarter ended March 31, 2010 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholder’s funds, and to the investment made into our new subsidiary, WDX, as described above.

ITEM 5.             EXHIBITS

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

FLEX FUELS ENERGY, INC.

May 17, 2010	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

May 17, 2010	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial Officer