Form 10-Q/A
period 2009-06-30
Flex Fuels Energy, Inc.
filed 2010-05-28
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

FLEX FUELS ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

FLEX FUELS ENERGY, INC.

FORM 10-Q/A
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

FLEX FUELS ENERGY, INC.

August 19, 2009	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

August 19, 2009	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial Officer