Form 10-Q/A
period 2009-09-30
Flex Fuels Energy, Inc.
filed 2010-05-28
CIK 1370030

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

FLEX FUELS ENERGY, INC.

November 19, 2009	By:	/s/ Thomas Barr
Thomas Barr
Chief Executive Officer

November 19, 2009	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial Officer