Form 10-Q
period 2010-06-30
Flex Fuels Energy, Inc.
filed 2010-07-30
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 44,525,964 shares of the issuer’s common stock outstanding as of July 29, 2010.

FLEX FUELS ENERGY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and June 30, 2009 (unaudited) and the period from March 10, 2006 (date of inception) to June 30, 2010 (unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through June 30, 2010 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and June 30, 2009 (unaudited) and for the period from March 10, 2006 (date of inception) to June 30, 2010 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,311,404	$6,771,218
Prepaid expenses	17,067	16,668
Value added tax and other receivables	26,204	10,965
Current assets of discontinued operations	9,267	16,701

Total Current Assets	5,363,942	6,815,552

Property and equipment	7,591	-

Security deposits and other assets	26,876	20,461

Total Assets	$5,398,409	$6,836,013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$366,051	$347,934
Accrued expenses	41,286	20,645
Taxation and social security	26,860	10,173
Liabilities of discontinued operations	-	704

Total Current Liabilities	434,197	379,456

Total Liabilities	434,197	379,456

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
44,525,964 shares issued and outstanding at June 30, 2010 and December 31, 2009	44,526	44,526
Additional Paid-in Capital	42,213,234	41,987,541
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	310,179	656,441
Deficit accumulated during development stage	(37,292,738)	(36,023,459)
Total Flex Fuels Energy, Inc. Stockholders' Equity	5,275,201	6,665,049
Non Controlling Interest	(310,989)	(208,492)
Total stockholders' equity	4,964,212	6,456,557

Total Stockholders' Equity and Liabilities	$5,398,409	$6,836,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the six months		(date of inception) through
	ended June 30,		ended June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	-	-	21,726
Selling, general and administrative charges	708,679	374,053	1,375,695	767,402	6,556,879
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense	708,679	374,053	1,375,695	767,402	6,588,605

Operating loss	(708,679)	(374,053)	(1,375,695)	(767,402)	(6,588,605)

Other income (expense):
Interest and other income	7,126	422	10,985	422	79,370

Loss from continuing operations, before provision for income taxes	(701,553)	(373,631)	(1,364,710)	(766,980)	(6,509,235)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(701,553)	(373,631)	(1,364,710)	(766,980)	(6,509,235)

Gain/(Loss) on discontinued operations, net of tax	27,596	(4,792,986)	8,508	(5,091,722)	(31,079,430)

Net loss	$(673,957)	$(5,166,617)	$(1,356,202)	$(5,858,702)	$(37,588,665)

Net loss attributable to the non-controlling interest	(38,148)	(61,550)	(86,923)	(61,550)	$(295,927)
Subsidiary preferred dividend attributable to the non-controlling interest	8,325	-	8,325	-	8,325

Net loss attributable to Flex Fuels Energy, Inc. Common Shareholders	$(627,484)	$(5,105,067)	$(1,260,954)	$(5,797,152)	$(37,284,413)

Loss per common share from continuing operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)	$(0.10)
Loss per common share from discontinued operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.00)	(0.07)	0.00	(0.08)	(0.50)
Net loss per common share attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.01)	$(0.08)	$(0.03)	$(0.09)	$(0.60)

Weighted average number of common
shares outstanding - basic and fully diluted	44,525,964	64,713,096	44,525,964	67,033,875	61,783,172

Comprehensive Loss:
Net loss attributable to Flex Fuels Energy, Inc. Common Shareholders	$(627,484)	$(5,105,067)	$(1,260,954)	$(5,797,152)	$(37,284,413)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(9,652)	6,553	(353,521)	6,553	303,432
Foreign currency translation adjustment attributable to discontinued operations, net of tax	-	4,243,015	-	4,097,587	-
Total other comprehensive loss, net of tax	(637,136)	(855,499)	(1,614,475)	(1,693,012)	(36,980,981)
Comprehensive (income) loss attributable to the non-contolling interest	465	(6,553)	7,259	(6,553)	6,747
Comprehensive loss attributable to the Flex Fuels Energy Inc. Common Shareholders	$(636,671)	$(862,052)	$(1,607,216)	$(1,699,565)	$(36,974,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2010
				Deficit	Accumulated
				Accumulated	Other
			Additional	During	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Sale of common stock by subsidiary	-	-	-	-	-	10	10

Stock based compensation	-	-	217,368	-	-	-	217,368

Comprehensive Loss	-	-	-	-	(346,262)	(7,259)	(353,521)

Subsidiary preferred dividend	-	-	8,325	-	-	(8,325)	-

Net Loss	-	-	-	(1,269,279)	-	(86,923)	(1,356,202)

Balance at June 30, 2010	44,525,964	$44,526	$42,213,234	$(37,292,738)	$310,179	$(310,989)	$4,964,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
			(date of inception) through
	For the Six Months Ended June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(1,356,202)	$(5,858,702)	$(37,588,665)
Net income (loss) from discontinued operations	8,508	(5,091,722)	(31,079,430)
Net loss from continuing operations	(1,364,710)	(766,980)	(6,509,235)

Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	217,368	-	380,918
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,911)	5,901	(46,401)
Sales tax and interest receivable	(12,766)	(14,045)	(58,285)
Security deposit and other assets	(4,503)	-	(30,577)
Accounts payable	(5,284)	148,253	428,855
Accrued expenses	43,018	(81,905)	166,554
Taxation and social security payable	17,136	7,513	66,744
Total Adjustments	251,058	65,717	1,634,177

Net cash (used in) provided by operating activities of continuing operations	(1,113,652)	(701,263)	(4,875,058)

Cash flows from investing activities:
Purchase of property and equipment	(7,538)	-	(7,538)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(7,538)	-	(17,538)

Cash flows from financing activities:
Repurchase of common stock	-	(131,025)	(193,948)
Proceeds from sale of noncontrolling interest	10	-	10
Proceeds from sale of shares of common stock in private placements, net of issueance costs	-	-	18,977,068
Net cash provided by (used in) financing activities of continuing operations	10	(131,025)	18,783,130

Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	14,452	678,743	(7,784,540)
Cash used in investing activities of discontinued operations	-	(117,859)	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash flows from discontinued operations	14,452	560,884	(8,846,555)

Effects of exchange rate changes on cash from continuing operations	(353,086)	7,275	267,425

Net (decrease) increase in cash and cash equivalents	(1,459,814)	(264,129)	5,311,404

Cash and cash equivalents, beginning of period	6,771,218	7,382,778	-

Cash and cash equivalents, end of period	$5,311,404	$7,118,649	$5,311,404

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquistion	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquire in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of June 30, 2010 and the results of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009 and for the period from March 10, 2006 (date of inception) through June 30, 2010. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2010.

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of Flex Fuels business of exploration and discovery of gold, minerals, mineral deposits and reserves, Flex Fuels entered into an Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd. and FFE Ltd. became our wholly-owned subsidiary effective on May 29, 2007. FFE Ltd. was engaged in the development of the business of manufacturing and distributing Oil Seed Rape (“OSR”) products.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd. and its assets and liabilities at June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009 and for the period from March 10, 2006 (date of inception) through June 30, 2010 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WDX and increased our equity position in WDX. On March 8, 2010 we loaned an additional £150,000 (approximately $224,055) to WDX and executed certain call options and further increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

Altogether, these transactions have resulted in a total loan of £600,000 (approximately $904,000) to WDX and the ownership of 93% of WDX by the Company.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD”), a United Kingdom company, and the managers of Bio-AMD, under which we acquired a 63% interest in Bio-AMD for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Point of Care (“POC”) diagnostic space. Bio-AMD owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. If successfully developed, Bio-AMD expects to license its technologies and devices to international manufacturers and distributors.

Flex Fuels Energy, Inc., WDX, a majority-owned subsidiary, Bio-AMD, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Flex Fuels”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through June 30, 2010.  Additionally, the Company has negative cash flows from operations since its date of inception and has an accumulated deficit of $37,292,738 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through June 30, 2010, the Company has accumulated losses of $37,292,738 (of which $31,079,430 has been incurred by the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Flex Fuels Energy, Inc., FFE Ltd, a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX (a 93% owned subsidiary as of June 30, 2010) and Bio-AMD (a 63% owned subsidiary as of June 30, 2010). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd. ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd. as discontinued operations.

The 7% third party ownership of WDX and 37% third party ownership of Bio-AMD at June 30, 2010 is recorded as noncontrolling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s unaudited condensed consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation, primarily related to the discontinued operations of FFE Ltd.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd. and of its 93% owned subsidiary, WDX, and its 63% owned subsidiary, Bio-AMD, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd. from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. under the caption loss from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009 (see Note 3). Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $77,270 from discontinued operations (including gains of $30,973 and $23,132 during the three and six months ended June 30, 2010, respectively).

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at June 30, 2010 and none at June 30, 2009. For the three and six months ended June 30, 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at June 30, 2010 (approximately $75,000 at June 30, 2010) at each institution for each entity.  At times, such amounts held may exceed the FSA insured limits.  The uninsured cash bank balances were approximately $5,000,000 and $6,692,000 at June 30, 2010 and December 31, 2009, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

Non-controlling Interests

 The 7% third party ownership of WDX and 37% third party ownership of Bio-AMD at June 30, 2010 are recorded as noncontrolling interests in the consolidated financial statements.

For the six months ended June 30, 2010 the Non-controlling Interests are summarized as follows:
Amount
Balance at December 31, 2009	$(208,492)
Third party investment	10
Non-controlling interest’s share of losses	(86,923)
Non-controlling interest’s share of comprehensive income/(loss)	(7,259)
Non-controlling interest’s share of preferred dividend	(8,325)
Balance at June 30, 2010	$(310,989)

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

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd. and its assets and liabilities at June 30, 2010 and December 31, 2009 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:
Loss from discontinued operations (unaudited):

	Three Months ended June 30,		Six Months ended June 30,		Date of Inception to
	2010	2009	2010	2009	June 30, 2010
Loss from discontinued operations, net of tax	$(3,377)	$(201,898)	$(14,624)	$(500,634)	$(3,183,031)

Loss on disposal/abandonment of discontinued operations:

Impairment loss on capitalized plant under construction
	-	-	-	-	(458,730)
Loss on abandonment of assets	-	(539,450)	-	(539,450)	(565,714)
Transaction costs incurred
in connection with acquisition	-	-	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	30,973	(4,051,638)	23,132	(4,051,638)	(3,974,368)

Total income (loss) on disposal/abandonment of
discontinued operations, net of tax	30,973	(4,591,088)	23,132	(4,591,088)	(27,896,399)

Income (loss) from discontinued operations	$27,596	$(4,792,986)	$8,508	$(5,091,722)	$(31,079,430)

Assets and liabilities of discontinued operations:

	June 30, 2010 (Unaudited)	December 31, 2009
Assets:
Cash	$6,327	$7,260
Prepaid expenses	-	8,581
Receivables	2,940	860
Current assets of discontinued operations	$9,267	$16,701

Liabilities:
Accrued expenses	$-	$704
Total liabilities of discontinued operations	$-	$704

NOTE 4 – Acquisitions

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD”), a United Kingdom company, and the managers of Bio-AMD, under which we acquired a 63% interest in Bio-AMD for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Point of Care (“POC”) diagnostic space. Bio-AMD owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. If successfully developed, Bio-AMD expects to license its technologies and devices to international manufacturers and distributors. At the date of our acquisition of the 63% interest in Bio-AMD, Bio-AMD had no operations and no assets other than the patents.

The 37% of Bio-AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%). Bio-AMD’s board of directors presently consists of Drs. Djennati and Mitchell and Mr. Galvin and may be expanded to provide for a fourth director to be appointed by us. Drs. Djennati and Mitchell and Mr. Galvin also serve as Bio-AMD’s managers. Mr. Galvin is also an officer and director of ours but did not participate in the determination to proceed with the Bio-AMD acquisition.

 Note 5 - Commitments and Contingencies

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $129,319 and $92,321 in consulting fees to these individuals for the three months ended June 30, 2010 and 2009, respectively, and $256,801 and $124,748 for the six months ended June 30, 2010 and 2009, respectively. The Company incurred $912,184 in fees to these individuals for the period from March 10, 2006 (date of inception) through June 30, 2010.

Litigation

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”) claiming relief for general and special damages.  On October 20, 2009 the Nevada Court dismissed the action, determining that any dispute should be conducted in the U.K. courts.

Accordingly, the Company wrote to Mayer Brown on April 9, 2010, in compliance with the Professional Negligence Pre-Action Protocol applicable in the UK, informing Mayer Brown of the Company’s proposed action to seek recovery of losses, damages and costs in the U.K. There is no certainty of any outcome at this time.

Note 6 – Subsequent Events

WDX

On July 23, 2010 we entered into a Subscription Agreement with our majority owned subsidiary, WDX, and the founders of WDX under which we purchased 500,000 preference shares of WDX (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately $750,000).  The Preference Shares earn in priority to any other class of stock of WDX, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WDX stock in the event of a sale, liquidation or listing of WDX. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WDX, other liabilities of WDX and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WDX.

The Subscription Agreement also provided for WDX to allot up to an aggregate of 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued service to WDX and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010, each of whom is a director of WDX, including the three incumbent management founders of WDX and Robert Galvin.  Mr. Galvin received 1,736 C Ordinary Shares. Mr. Galvin also serves as our chief financial officer and treasurer and as one of our directors. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WDX from approximately 93% to approximately 77.54%. If the remaining 2,839 C Ordinary Shares eligible for issuance are issued, our ownership of WDX will be reduced to 75%.

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired a 63% interest in Bio-AMD. Bio-AMD is intended to form the main focus of our operations going forward. Bio-AMD is a medical technology company in the rapidly expanding Point Of Care (“POC”) diagnostic space. Bio-AMD owns several patents and patent applications on technologies expected to be developed by Bio-AMD into low cost hand-held electronic diagnostic devices able to read third party assays. See Part II, Item 5, Other Information – Bio-Alternative Medical Devices.

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) and related agreements with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX, pursuant to which we have acquired a 93% interest in WDX. See Part II, Item 5, Other Information – Currency Risk Mitigation Business.

We have staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares referred to herein as the “Malibu Gold Mine Property” or the “Malibu Gold Property”.  We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia, and 75 km north of Sechelt, BC. The property is situated on the south side of Queen’s Reach on upper Jervis Inlet, at the entrance to Princess Louisa Inlet. Access to the property is available via plane from Vancouver or Sechelt, or by boat from Egmont or Pender Harbor on the Sechelt Peninsula. See Part II, Item 5, Other Information – Malibu Gold Property.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer consider the business to be economically viable on either a go alone or partnered basis.  As discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by FFE Ltd. was compromised by constant delays, sub-optimal design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which has been done on an orderly basis, the FFE Ltd. subsidiary now being effectively dormant.

As a consequence of the decision to wind down the operations of our subsidiary, FFE Ltd., we have reported the results of FFE Ltd. as “discontinued operations” in the financial statements covered in this quarterly filing for the period ended June 30, 2010. The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made into our Bio-AMD and WDX subsidiaries, as described above.

Results of Operations

Loss from Continuing Operations

We incurred loss from continuing operations of $701,553 and $1,364,710 (excluding the losses on discontinued operations) for the three and six month periods ended June 30, 2010 compared to loss from continuing operations  of $373,631 and $766,980 (excluding the loss on discontinued operations) for the three and six month periods ended June 30, 2009.

The increase in loss from continuing operations  for the three and six month periods ended June 30, 2010 (excluding the losses on discontinued operations) was primarily due to 1) Stock based compensation which is a non-cash item  ($149,521 and $217,368 in the three and six month periods ended June 30, 2010 as compared to $0 and $0  in the three and six month periods ended June 30, 2009), 2) Consultancy Fees consisting mainly of amounts to our directors and internal accounting support who are classified as consultants  ($129,319 and $256,801 in the three and six month periods ended June 30, 2010 as compared to $92,321 and $124,748  in the three and six month periods ended June 30, 2009), 3) Directors Remuneration for employees of WDX and Bio-AMD ($107,793 and $164,126 in the three and six month periods ended June 30, 2010 as compared to $14,416 and $71,370 in the three and six month periods ended June 30, 2009),and the  ongoing legal costs associated with the legal actions as discussed in Part II, Item 1, “Legal Proceedings,” ($123,405 and $302,879 in the three and six month periods ended June 30, 2010 as compared to $132,166 and $245,800 in the three and six month periods ended June 30, 2009).

We incurred loss from continuing operations  of $6,509,235 (excluding the loss on discontinued operations of $31,079,430) for the period from March 10, 2006 (date of inception) through June 30, 2010.

Loss from Discontinued Operations

We incurred a gain from discontinued operations of $27,596 or $0.00 per share and $8,508 or $0.00 per share, for the three and six month periods ended June 30, 2010 as compared to a loss from discontinued operations of  $4,792,986 or $0.07 per share and $5,091,722 or $0.08 per share, for the three and six month periods ended June 30, 2009.

The increase in gain from discontinued operations for the three and six month periods ended June 30, 2010 was primarily due to adjustment of the accumulated foreign currency translation adjustment related to FFE Ltd. as a result of the discontinuance of FFE Ltd’s operations and recognized as a loss from disposal/abandonment or liquidation of the investment in FFE Ltd. on the date of discontinuance.

We incurred a loss from discontinued operations of $31,079,430 or $0.50 per share, for the period from March 10, 2006 (date of inception) through June 30, 2010 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,896,399  (consisted of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587  and c) removal of the accumulated foreign currency translation adjustment of $3,974,368  related to FFE Ltd. as a result of the discontinuance of FFE Ltd’s operations and recognized as a loss from disposal/abandonment or liquidation of the investment in FFE Ltd).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through June 30, 2010 and anticipate that we will not generate any revenues until 2011.

Net Loss

We incurred net losses in the amount of $673,957 or $0.02 per share and $1,356,202 or $0.03 per share for the three and six month periods ended June 30, 2010 as compared to a net loss of $5,166,617 or $0.08 per share and $5,858,702 or $0.09 per share for the three and six month periods ended June 30, 2009 as discussed above.  We incurred a net loss in the amount of $37,588,665 or $0.60 per share for the period from March 10, 2006 (date of inception) through June 30, 2010.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  The total net funds raised of $18,977,068 since inception through June 30, 2010 have been used principally as follows: (a) $1,383,039 in payroll and administrative expenses; (b) $2,620,551 in legal fees; (c) $887,630 in consulting fees; (d) $844,676 in professional fees in connection with our financial reporting requirements; (e) and $7,538 in purchase of property and equipment. At June 30, 2010, we had available cash balances of $5,311,404 which are held in interest bearing bank accounts.

At June 30, 2010, we had cash and cash equivalents of $5,311,404, other current assets consisting of value added tax and other receivables, prepaid expenses , and current assets of discontinued operations of $52,538 and current liabilities of $434,197, consisting of accounts payable, accrued expenses and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.  At June 30, 2009, we had cash and cash equivalents of $7,118,649, other current assets consisting of prepaid expenses, value added tax, other receivables and current assets of discontinued operations of $50,641 and current liabilities of $539,913, consisting of accounts payable, accrued expenses, and taxation and social security and the remaining liabilities of the discontinued operations.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities of continuing operations was $1,113,652 for the six months ended June 30, 2010, as compared to $701,263 for the six months ended June 30, 2009. The increase was primarily due to an increase in net loss due to additional expenditure within WDX and Bio-AMD.  During the period from March 10, 2006 (date of inception) through June 30, 2010, we used net cash in operating activities of continuing operations of $4,875,058, which mainly was used for legal, consulting fees, professional fees and payroll and administrative expense.

Net Cash Used in Investing Activities

During the six months ended June 30, 2010, we used net cash in investing activities of continuing operations of $7,538 primarily for the property and equipment acquired by Bio-AMD start up. We did not utilize any cash in investing activities of continuing operations during the three months ended June 30, 2009. During the period from March 10, 2006 (date of inception) through June 30, 2010, we used net cash in investing activities of continuing operations of $17,538 which is comprised of the purchase of mineral claims of $10,000 and the property and equipment acquired by Bio-AMD of $7,538.

Net Cash (Used in) Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the six month period ended June 30, 2010 and 2009.  During the period from March 10, 2006 (date of inception) through June 30, 2010, we received net cash provided by financing activities of continuing operations of $18,783,130 ($18,977,068 received from private placements and  net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in June 2009 and October 2009, respectively).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,846,555 during the period from March 10, 2006 (date of inception) through June 30, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc. and Flex Fuels Energy Limited (“FFE Ltd.”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (a 93% owned subsidiary as of June 30, 2010) and Bio-AMD Holdings Ltd. (a 63% owned subsidiary as of June 30, 2010). All significant intercompany transactions and balances have been eliminated in consolidation. The 7% third party ownership of WDX Organisation Ltd. and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at June 30, 2010) are recorded as non-controlling interests in the consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting currency is US Dollars. Flex Fuels functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 93% owned subsidiary, WDX and of its 63% owned subsidiary, Bio-AMD Holdings Ltd., are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2010 our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended June 30, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

Bio-Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). The purchase price is to be applied to the development of the Bio-AMD business.

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

The Agreements provided for us to make loans to WDX in the minimum amount of approximately $225,510 and the maximum amount of approximately $902,040 and receive shares in WDX constituting a minimum of 51% and a maximum of 73% of WDX’s outstanding share capital on a fully diluted basis.  The Agreements also contained conditions which were required to be satisfied by WDX in connection with the loans.  WDX’s failure to satisfy such conditions (the “Performance Conditions”) had the potential to result in our receiving rights to acquire up to an additional 20% of WDX on a fully diluted basis, or 93% in total. As at March 31, 2010, we had increased our stake in WDX through the exercising of certain clauses in the original investment agreement as described above, which consequently increased our holding to 93% of the outstanding share capital on a fully diluted basis.

On July 23, 2010 we entered into a Subscription Agreement with WDX, and the founders of WDX under which we purchased 500,000 preference shares of WDX (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately $750,000). The Preference Shares earn in priority to any other class of stock of WDX, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum.  The Subscription Agreement also provided for WDX to allot up to an aggregate of 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued service to WDX and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010, each of whom is a director of WDX.  The issuance of the 14,061 C Ordinary Shares reduced our ownership in WDX from approximately 93% to approximately 77.54%. If the remaining 2,839 C Ordinary Shares eligible for issuance are issued, our ownership of WDX will be reduced to 75%.

We believe that the provision of these funds, and the revised capital structure, will enable our subsidiary to further promote the Wocu and take advantage of the considerable interest being shown in the Wocu licensing products.

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

FFE Ltd. proposed to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products.  In addition, it had been anticipated that FFE Ltd. would also construct an associated biodiesel production facility with an associated Combined Heat and Power plant (“CHP”). Following a change in our board of directors on December 12, 2008, we commenced a strategic review of the proposed FFE Ltd. OSR processing facility (the “Project”).  The review identified potential enhancements to the Project, providing clearer definition to the OSR processing facility. A modified construction plan and scale was developed and submitted for study by FFE Ltd's preferred engineering contractor. The plan provided for reversion to the original preferred and permitted site and the construction of a co-located CHP to deliver lower energy costs and to attract potential partners.  Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed OSR business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by us was compromised by constant delays, sub-optimal design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we did on an orderly basis.  The historical operations and costs of FFE Ltd. and its assets and liabilities at December 31, 2009 have been reclassified as discontinued operations.

As a consequence of the decision to wind down the operations of our main subsidiary FFE Ltd, we have reported the results of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Quarterly Report for the quarter ended March 31, 2010.  In addition, we have reclassified the historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd’s operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the quarter ended March 31, 2010 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholder’s funds, and to reflect the investment made into our subsidiaries, Bio-AMD and WDX, as described above.

ITEM 6.     EXHIBITS

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

FLEX FUELS ENERGY, INC.

July 30, 2010	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

July 30, 2010	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial Officer