Form 10-K
period 2010-12-31
Flex Fuels Energy, Inc.
filed 2011-03-23
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2010, there were 44,525,966 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,473,584 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $4,781,544 based on the closing price of $0.11 for the registrant’s common stock on June 30, 2010.

As of March 23, 2011, there were 44,525,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “anticipates,” “likely,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage, through our majority owned subsidiary, BioAMD Holdings Limited, in the Point Of Care diagnostic business;

2.	Our ability to successfully market, through our majority owned subsidiary, WDX Organisation Limited , the Wocu, WDX’s currency risk mitigation product;

3.	The intensity of competition in both of industries in which our subsidiaries operate;

4.	Our ability to raise additional capital if, as, and when needed on acceptable terms;

5.	General economic conditions that affect our industry or the global environment in which we operate; and

6.	Our ability to successfully attract and retain management and other key employees.

All references in this Form 10-K to the “Company,” “Flex Fuels,” “we,” “us” or “our” are to Flex Fuels Energy, Inc. and unless otherwise differentiated, its subsidiaries, WDX Organisation Limited and Bio AMD Holdings Limited.

PART I

ITEM 1.BUSINESS

Organizational History

We were incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. As more fully discussed in “Item 1. Business – Business Overview - Malibu Gold Property”, this line of business is no longer a material part of our operations and is not expected to be going forward.

During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd., a development stage company, was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products.  As more fully discussed in “Item 1. Business – Business Overview – FFE Ltd.”, effective June 5, 2009, we determined to abandon FFE Ltd.’s proposed oil seed business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was formally dissolved in February 2011.

On May 1, 2009 we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales (“WDX”) representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX and as of December 31, 2010 owned 77.54% of WDX making it a majority owned subsidiary of ours. WDX is the developer of a technology designed to mitigate currency risk. See “Item 1. Business – Business Overview – WDX Currency Risk Mitigating Business”.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which business we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,287,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD owns a portfolio of patents and has several patent applications for technologies being developed in conjunction with bio-chemistry, and manufacturing companies into low cost hand-held, digital diagnostic measurement devices able to read third party assays.  See “Item 1. Business – Business Overview – Bio-Alternative Medical Devices.”

Our fiscal year end is December 31.

Business Overview

During the financial year ended December 31, 2010, we were engaged in the following sectors:

•	developing our POC medical diagnostic reader device business; and

•	developing our currency risk mitigation business.

We also hold a mineral license for the Malibu Gold Property.  In connection with our turnaround plan and the investments made in Bio-AMD and WDX, we do not plan to invest further in the Malibu Gold Property, since this is now considered as non-core to our continuing plan of operations.

Although we maintained considerable cash balances throughout fiscal year ended December 31, 2010, we have incurred operating losses since our inception and have generated no revenues. As a result, we have generated negative cash flow and had an accumulated deficit of $38,365,608 as of December 31, 2010.

Our Strategy

Since early 2009 we have embarked on a turnaround strategy for the Company, which has included:

•
A full strategic review to determine the ongoing feasibility of the originally proposed OSR business and related projects formed within FFE Ltd, given the limited cash resources and market conditions prevailing at that time resulting in a decision in June 2009 to manage an orderly wind down of FFE Ltd.

•
The successful negotiation between May and October 2009 with the original founders of FFE Ltd., to purchase stock issued to them as part of the transaction on May 29, 2007, amounting to 24,854,477 shares for a total of $193,948.  The purchase price secured of $0.008 per share represented a significant discount to the market price at the time of closing of the purchase agreements which varied between $0.04-$0.05 per share.

•	The implementation of a growth strategy to rebuild shareholder value through the identification and investment into high growth potential projects.

Since May 2009, we have invested into two projects that have fit with our broad criteria: WDX, the developer of the Wocu technology designed to mitigate currency risk for licensing into a wide variety of corporate and retail financial based products including exchanged traded funds, indexed structured products and derivatives, and of which we own 77.54%; and Bio-AMD, a company of which we own 63%, that has developed a unique patented technology platform capable of providing semi-quantitative and quantitative measurements of substances in fluids at very low levels and which can be applied into the development of novel hand held, medical diagnostic reader devices able to read third party assays.

During fiscal year 2011, we will continue to develop the Bio-AMD and WDX operations to ensure maximization of the potential for value from each.  This may necessitate the injection of further limited funds from our available cash balances, and may also require us to raise additional funds to support our future growth plans.  Currently, we intend that Bio-AMD will become our core focus of operation going forward in the medium term, and that we will subsequently divest of or reduce our control in WDX.  However, we cannot be certain when or if that might occur.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Operations - Bio-Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,287,000 at the time of purchase). The purchase price was applied to the development of the Bio-AMD business. The 37% of Bio-AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%). Bio-AMD is a development stage company, formed in February 2010, which primarily operates through its subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”). Where context requires, reference to Bio-AMD also includes reference to Bio-Medical.

Bio-AMD is a technology company focused in the rapidly expanding POC medical diagnostic reader market. Bio-AMD owns three patents which have been filed and subsequently granted in varying territories including UK, Europe, Japan, US and China and a further three pending patent applications which have been filed initially in the UK (the “Patents”).  The Patents involve adaptable technology platforms that are being or are expected to be applied into a variety of low cost, hand-held, digital diagnostic reader devices for a range of semi-quantitative and quantitative tests, working with bio-chemistry and manufacturing companies.

Currently, Bio-AMD is working on the following product areas:

•
A novel Digital Strip Reader (“DSR”) able to perform a variety of POC, low cost, rapid assay tests for example infectious diseases, drugs of abuse, cardiology, oncology, cholesterol and the female well-being market (pregnancy, fertility and menopause);

•	A digital, handheld, POC prothrombin time monitor/blood coagulation device (“COAG”) to enable patient based, anticoagulant drug therapy monitoring; and

•	A highly accurate Magnetic Particle Reader (“MPR”), providing fully quantitative measurement through the novel application of micro-fluidics and ‘lab-on-chip’ technology.

Each of these product areas are at varying stages in their development.  The DSR is the most advanced, with testing currently being undertaken on a variety of third party strips to establish the technology platform; the novel aspect of the COAG patent filed is also being tested with results expected in the next three months; and MPR is in early feasibility stages of development work in conjunction with a third party.

The POC Market

POC diagnostics generally includes diagnostic testing that is not performed in a central laboratory (often also referred to as ‘decentralised’ or ‘near patient’ testing). This includes tests at a doctor’s office, out-patient setting, emergency room, intensive or critical care unit, operating room or maternity unit or at home.  It encompasses tests performed using bodily fluids such as blood, urine or saliva samples.  A unique feature of POC technology is that it does not require interpretation by a trained laboratory professional, but is simple enough to be used by medical professionals or sometimes patients themselves.

By the end of 2008, the POC market was estimated to be worth $12.6 billion worldwide, of which $8.2 billion accounted for the established blood glucose monitoring market, $1.0 billion represented women’s health and the balance of $3.4 billion made up of other products including cardiology, oncology, infectious disease, coagulation and clinical chemistry.  The total market for POC, excluding blood glucose products, is forecast to increase to $8.4billion by the end of 2014, with average annual growth at approximately 11%.

The main trends in the POC market are:

•	Development of increasingly wide ranges of complex bio-chemical detectors and markers;
•	Increasing sophistication of smart strips to accommodate the innovations in bio-chemistry; and
•	Increasing sophistication of readers, now regarded as both alternatives and complements to complex laboratory equipment.

POC diagnosis requires the combination of two main fields of science:

•	Bio-chemistry designed to detect changes in body fluid chemistry and signal a medical condition; and
•	Electro-mechanical engineering required to create apparatus to measure those chemical changes.

Successful delivery of POC diagnosis combines the following elements:

•	The biochemistry itself;
•	The medium that holds and combines the bio-chemistry with a body fluid sample; and
•	The device/reader that detects the changes in the biochemistry and communicates the result to the user/patient.

Reader technology development is focused on several key trends:

•	The miniaturization of the reader using low tolerance electronic and mechanical components;
•	Ease of use;
•	Reliability/accuracy/sensitivity;
•	Low manufacturing and end user cost; and
•	Preferably self–powered operation with use of ‘green’ technology such as solar powering of the device.

We believe that Bio-AMD has positioned itself to be an innovator in the field of reader technology development.

Bio-AMD Business Model, Strategy and Technology

Bio-AMD’s current business model aims to license its pipeline of technologies into diagnostic testing devices with preferred partners, comprised primarily of bio-chemistry companies, manufacturers and sales/distribution channels, with a view to entering into distribution agreements on a geographic basis and/or for specific tests.  In many cases a preferred partner may have all three attributes vertically integrated into their business.

The first stage of Bio-AMD’s corporate strategy has been to develop its DSR technology platform utilizing a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on a unique optical sensor arrangement.  The DSR comprises a proprietary generic design incorporating novel sensors, diagnostics, display and power management capabilities.  The unique feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

The first planned product utilizing the DSR technology platform is a next generation, digital pregnancy test aimed at the established over the counter (“OTC”) market. Bio-AMD is currently collecting data from existing lateral flow test strips for human chorionic gonadotropin, the hormone produced early in pregnancy by the placenta, working with a bio-chemistry company with manufacturing capability in both the US and China. In addition, Bio-AMD is exploring the extension of the DSR technology into related areas of the female health market such as ovulation, fertility and menopause testing, as well as cholesterol tests for both OTC and clinical use.

In parallel to the development of the DSR, Bio-AMD has commenced development of its COAG technology into a blood coagulation monitor.  Bio-AMD is currently testing the novel aspects of its patent application which involves the creation of a unique strip design and method for prothrombin time measurement.  We are currently in early stage partnership discussions with a preferred manufacturer and a distributor for the COAG product.

Bio-AMD has also commenced early stage work on its MPR technology platform based on magnetic nano-particle manipulation and detection. MPR offers significantly enhanced sensitivity compared to purely optical methods, capable of interpreting results on a fully quantitative basis. Bio-AMD has entered into discussion with a UK government backed research body with a view to establishing a collaboration agreement to develop its technology. If entered into, such a collaborative effort would significantly enhance the profile of this development work.   However, these discussions are in early stages, and there can be no assurance that these discussion will result in a formal agreement between the parties.

In many medical conditions early and accurate diagnosis is critical and sometimes makes the difference between full, partial or no recovery.  However, most quantitative measuring systems remain lab based and current medical practices based on late-stage, hospital based interventions constitute one of the most cost intensive solutions for healthcare providers.  Our proposed MPR technology aims to create a flexible, high speed, robust and highly sensitive diagnostic testing method which is small enough to be used 'near-patient' whether that be in an ambulance, a health clinic, a doctors office or at home. The MPR centers on a novel, highly sensitive and accurate method of determining with a much greater degree of accuracy and at very low levels (typically less than 5 micro liters) the presence and/or concentration of substances of interest in body fluids.  Immunoassays for these types of tests rely on the detection of magnetic nano-particles tagged with antibodies which adheres or binds to a molecule of interest.

Bio-AMD’s proposed technology around the MPR can potentially be used as an aid to diagnosis of any medical condition where rapid and quantitative measurement of variation in concentration of analyte or antibody is medically vital.  For example, cardiac troponin I, the key marker for myocardial infarcation, is one of the most difficult analytes to measure reproducibly.  A rapid quantitative diagnostic test can significantly improve the chances of recovery, through quick identification and administering of the appropriate treatment required.    We believe that the Bio-AMD MPR technology has considerable potential; it may open up new diagnostic testing markets, where meaningful diagnosis can only be made if the degree of a condition can be measured with high levels of precision and accuracy.  Our method aims to bring together biology, chemistry, nano-fluidics, electronics and, 'lab-on-chip' technology together into unique, economically viable products.

Bio-AMD Management

Bio-AMD is based at the Daresbury Science and Innovation Campus (“DSIC”) in Cheshire, UK.  The DSIC was formed as part of a UK government initiative to maximize the effects of public investment on business-science collaborations.  Being based at the DSIC means that Bio-AMD is able to access a network of government supported research facilities including expertise and resources which are based on site and collaborate with high profile government backed scientific bodies.   To date, Bio-AMD has benefited from some small grant aid made available to it through various schemes offered throughout the campus network, and it is working extensively with the Science and Technologies Facilities Council, one of seven national research councils in the UK funded by the UK Government, on its MPR technology, following an introduction via the DSIC.

Bio-AMD is managed by experienced personnel, expert in the development of technically advanced, low cost POC devices. Our Chief Financial Officer, Robert Galvin, is actively involved in the financial and commercial management of Bio-AMD and the development of the Bio-AMD business plan. Mr. Galvin owns 12.33% of Bio-AMD directly.

Operations - WDX Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of December 31, 2010 and presently, we own 77.54% of the issued and outstanding share capital of WDX on a fully diluted basis.

WDX is the developer of a technology designed to mitigate currency risk known as the Wocu.  The Wocu is effectively a “World Currency” quotation derived by a WDX proprietary algorithm. The Wocu algorithm was completed in June 2009. WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the Wocu is successfully marketed.

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

On July 23, 2010 we entered into a Subscription Agreement with WDX and the Founders under which we purchased 500,000 preference shares of WDX (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately US$750,000) at the time of purchase. The Subscription Agreement also provided for WDX to allot up to an aggregate of 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued service to WDX and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010, each of whom is a director of WDX, including the three incumbent management founders of WDX and Robert Galvin.  Mr. Galvin received 1,736 C Ordinary Shares. Mr. Galvin also serves as our chief financial officer and treasurer and as one of our directors. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WDX from 93% to 77.54%.

On September 9, 2010 WDX filed a New International Patent Application with The European Patent Office in relation to its computer-implemented global currency determination using a unique “World Currency” unit algorithm. The word “Wocu” is subject to trademark.

On September 17, 2010 WDX filed a Trademark Application with The European Trademark Office in relation to the word “Wocu”.

WDX’s product – the Wocu

The Wocu is WDX’s proprietary “Currency Stabilizing” financial product. It is a foreign exchange derivative quotation; a weighted currency basket encompassing the exchange rates of the fiat (national) currencies of the world’s twenty largest economies (currently accounting for around 81% of global production), weighted by the International Monetary Fund (“IMF”) Gross Domestic Product figures of those individual countries and outputted in real time.

The Wocu’s low volatility (compared to the world’s traditional reserve currency, the US Dollar, “USD”) against fiat currencies offers huge commercial advantages as a unit of account for the denomination of world trade, compared to the status quo of cross border trade denominated in fiat currency pairs, or in USD.  Transactions across currencies (except in isolated cases where one exchange rate is “pegged” to the other) inevitably involve a potential “casino effect”, where the profitability of a commercial trade is affected by movements in exchange rates. The Wocu’s advantage is its lowered volatility compared to traditional exchange rate pairs, coupled with its transparent and readily exchangeable nature. Multinationals or international trading partners can choose to transact across borders and denominate the value of those transactions in Wocu, reducing the risk of unfavorable exchange rate movement. This is especially true of longer term contracts, such as protracted construction projects, or forward buying.

The Wocu’s apolitical, bank-independent, transparent, instantly available and universal nature is seen as a key differentiator between it and bespoke currency baskets sometimes used to manage currency risk, which are currently the preserve of larger institutions and corporations.

The Wocu quotation is available as daily and hourly fixed reference prices, as real time, millisecond updated prices and as 15 minute delayed prices. In addition Wocu Foreign Exchange (“FX”) 1, 2, 3, 6, 9 & 12 month Forward quotations are produced by WDX against the USD, from which a Forward Wocu rate can be calculated for any currency for which Forward rates are currently quoted, plus Wocu Interest Rate forward quotations covering the Overnight 1, 2, 3, 6, 9 & 12 month money market periods. The Wocu reference price is fixed daily at 16:00 UTC against all major currencies and is also available as an hourly reference price, from 00:00 Monday to 23:00 Friday, and as hourly price captures for Gold, Silver and Oil.

The Wocu real-time price is produced by WDX in a multiple redundancy environment to support 24 x 7 availability of the quotation with monitoring and failover functionality.

The Wocu real-time quotation is available (non-exclusively) from WDX’s re-seller Interactive Data Corporation (“IDC”) via its data terminals and data feeds under the ticker symbol XCU. IDC currently calculate and offer 46 Wocu based currency pairs, and 6 commodities, as cross rates and supply a stand-alone Wocu real-time charting package application via IDC’s PrimePortal™ application.

The Wocu quotation is also available as a mobile application for Apple mobile devices and as an hourly reference price available directly from WDX by RSS feed, e-mail and via WDX’s FTP server. The Wocu quotation as a 15 minute delayed, 5 second update price is also available from the Company’s corporate website www.wocu.com.

Business strategy

The Wocu is designed to address a largely unmet commercial need. WDX aims to develop the market to meet demand believed to exist for management of currency volatility. Bespoke basket currencies are already in day to day use. The ECU basket, during its existence, was a popular financial product traded more actively than even the Swiss Franc. Far from being an academic precursor to the physical Euro, it was developed to manage currency risk, just as the Wocu is. Compared to redundant ECU the Wocu, aside from its GDP balancing mechanism, has the advantage of including more currencies of major commodity producers and consumers, commodity pricing being seen as a major Wocu application.

WDX is in discussions with the foreign exchange trading departments of several global banks and a global currency Electronic Communications Network) (“ECN”) with a view to those banks becoming liquidity providers in the Wocu, or alternatively providing liquidity in one or more of  the Wocu’s currency pair constituents in Wocu proportions via dealing software to be prospectively integrated into the ECN’s system. Such liquidity provision by banks is an essential component of WDX’s business plan to establish the Wocu. However, there can be no assurance that the banks identified will agree to become liquidity providers.

It is anticipated that the Wocu will be incorporated in to the following areas, if successfully established:

•	Multinational corporate treasury operations;
•	Reference pricing for general global trade;
•	Commodity pricing and trade;
•	Currency balanced savings accounts;
•	Fund management, including Exchange Traded Funds;
•	FX and derivative trading & speculation;
•	Global index calculations; and
•	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

WDX plans to monetize its products with a combined license fee and commission based transaction fee linked to volume trades made in Wocu.  Specifically, WDX plans to generate multiple revenue streams;

•	From / via users: reference, real time and historical data sales, to be distributed via global third party data distributors;
•	From banks: transaction fees and / or algorithm licensing fees; and
•	From derivatives exchanges: transaction fees and / or Wocu licensing fees.

Commercial end users will not pay any direct fee, other than discretionary data fees, their cost of dealing in the Wocu expected to be embodied in their banking fees, or exchange fees.

WDX plans to develop the market for the Wocu;

•	Engaging with key partners willing to be “first movers”;
•	Forming relationships with potential partners likely to be “followers”; and
•
Creating the “Synthetic Wocu”, a method of dealing the Wocu in its constituent parts in which Sell Side Financial Institutions can participate in the first instance without making material investments in their own infrastructure.

Key partnerships and relationships in this regard fall broadly into these categories;

•	Data distribution;
•	Bank and FX Electronic Communication Networks (“ECN”) liquidity;
•	Derivative liquidity;
•	Commercial customers; and
•	Other platforms & opportunities.

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

Both properties are without known reserves.

Plan for Property

In connection with our turnaround plan and the investments made in BioAMD and WDX, we do not plan to invest further in the Malibu Gold Property, since it now considered as non-core to our operations. In the event that we do not fulfill our work commitment requirements by the Work Due Dates (shown in the table above) on our Malibu Gold Property claims or keep such claims in good standing, our rights to the claims will lapse and we will lose all interests that we have in the claims.

Discontinued Operation - FFE Ltd.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis. As a consequence of this decision to wind down the operations of FFE Ltd., we have reported the results of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2010. In addition, we have reclassified the historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd.’s operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the year ended December 31, 2010 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd. as a discontinued operation is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholder’s funds, and to the investments made into Bio-AMD and WDX as described above.

On November 25, 2010 we filed to have FFE Ltd formally dissolved, having first assigned all rights to the Company.  FFE Ltd was formally dissolved in February 2011 at which time there were no outstanding liabilities, and all existing assets had been transferred to the Company.

Employees

As of December 31, 2010 Flex Fuels Energy Inc. had no direct employees.

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

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2011 to handle anticipated growth.

As of December 31, 2010 WDX had three employees including a Managing Director, Operations/IT Manager, and Sales Director. WDX also receives the services of Robert Galvin, our Chief Financial Officer, through a consulting arrangement.

All WDX employees work on a full-time basis. The employment agreements are identical in nature and provide for the following:

• Annual salaries of £65,000 (approximately US$101,000);
• Expense reimbursement;
• Immediate termination by WDX for cause and similar events;
• Termination by either party upon giving of at least 3 months written notice;
• Confidentiality provisions; and
• Covenant not to compete.

Effective July 1, 2010 WDX entered into a 12-month Consulting Agreement (the “Consulting Agreement”) with The ARM Partnership (the “Consultant”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  Thereunder, WDX receives the services of Mr. Galvin for an average of one day per week, which may increase in the future.  Mr. Galvin’s responsibilities under the Consulting Agreement include assisting WDX with financial and corporate advice, activities relating to corporate operations, governance, compliance and related documentation and providing such other services as WDX may reasonably require.  The Consulting Agreement has a minimum term of one year and continues until it is terminated by either party upon 3 months prior written notice.  Notwithstanding the foregoing, WDX can terminate the Consulting Agreement at any time by written notice to Consultant if, among other things, a receiver or administrator is appointed for Consultant; a sale of WDX occurs; the Consultant becomes incompetent; the Consultant commits an act of misconduct, dishonesty or willful neglect of duty; the Consultant is declared bankrupt; the Consultant is convicted of insider trading or any criminal offense; or the Consultant fails to provide services for a continuous period of 2 months or for an aggregate of 4 months within any 12 month period.  Under the Consulting Agreement, WDX pays the Consultant a fee of £1500 British Pounds Sterling (approximately US$2,384) for each month during which the Consulting Agreement is in effect.  The Consulting Agreement also provides for expense reimbursement.  In connection with the execution of the Consulting Agreement, on July 23, 2010 WDX issued 1,736 C Ordinary Shares to the Consultant, representing upon issuance 2% of WDX’s fully diluted equity capital. The Consulting Agreement further provides for payment of an Exit Fee to Consultant upon the occurrence of a Sale or Listing (as defined in WDX’s Articles of Association) during the term of the Consulting Agreement.  The Exit Fee, if applicable, will consist of a percentage of the Listing Value (as defined in WDX’s Articles of Association), or, in the case of a Sale, a percentage of the net sale proceeds available for distribution after payment of all other fees and expenses.  WDX may also pay the Consultant bonuses for the Consultant’s services under the Consulting Agreement in such amounts and at such times as may be determined by WDX’s board of directors.  The Consulting Agreement contains standard confidentiality provisions. The Consulting Agreement also contains a restriction which prohibits the Consultant, during the term of the Consulting Agreement and for a period of six months thereafter, from soliciting the services of, or attempting to entice away, any senior employees of WDX.

As of December 31, 2010, Bio-AMD had 2 employees, a Managing Director and a Chief Technology Officer. Bio-AMD also receives the services of Robert Galvin, our Chief Financial Officer, through a consulting arrangement.

All Bio-AMD employees work on a full-time basis. The service agreements are identical in nature and provide for the following:

•	Annual salaries of £75,000 (approximately $116,000), subject to annual review;
•	Minimum 2 year employment period
•	Immediate termination by Bio-AMD for cause and similar events;
•	Termination by either party upon giving at least 6 months notice;
•	An entitlement to receive profit share on the basis of 7.5% of PBIT commencing December 31, 2010
•	Expense reimbursement;
•	Bonus payments as determined by the board of directors;
•	All intellectual property made, designed or created during the term of the Service Agreement belongs to Bio-AMD;
•	Confidentiality provisions; and
•	Covenants not to compete.

Effective March 1, 2010 Bio-AMD entered into a Consulting Agreement (the “Consulting Agreement”) with The ARM Partnership (the “Consultant”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  Thereunder, Bio-AMD receives the services of Mr. Galvin for an average of one day per week, which may increase in the future.  Mr. Galvin’s responsibilities under the Consulting Agreement include oversight of Bio-AMD financial, operational, corporate governance and related functions.  The Consulting Agreement has a minimum term of one year and continues until it is terminated by either party upon 3 months prior written notice.  Notwithstanding the foregoing, Bio-AMD may terminate the Consulting Agreement at any time by written notice to Consultant if, among other things, a receiver or administrator is appointed for Consultant; a sale of Bio-AMD, or Bio-AMD occurs ; the Consultant becomes incompetent; the Consultant commits an act of misconduct, dishonesty or willful neglect of duty; the Consultant is declared bankrupt; the Consultant is convicted of insider trading or any criminal offense; or the Consultant fails to provide services for a continuous period of 2 months or for an aggregate of 4 months within any 12 month period.  The Consulting Agreement may also be terminated at any time, by the non-breaching party, if either the Consultant or Bio-AMD commits a material breach of the Consulting Agreement.  Under the Consulting Agreement, Bio-AMD pays the Consultant a fee of £326 British Pounds Sterling (approximately US$500) for each day of service.  The Consulting Agreement also provides for expense reimbursement.  The Consulting Agreement contains standard confidentiality provisions. The Consulting Agreement also contains a restriction which prohibits the Consultant, during the term of the Consulting Agreement and for a period of six months thereafter, from soliciting the services of, or attempting to entice away, any senior employees of Bio-AMD.

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

In addition our filings can be viewed on the “investor” section of our Internet site at www.flexfuelsenergy.com.

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

For our 2010 fiscal year, we incurred an operating loss of $2,561,623.  We have generated no revenues to date.  We plan to increase our expenses associated with the development of our Point Of Care (“POC”) diagnostics business and with the development or divestment of our currency risk mitigation business.  There is no assurance we will be able to derive revenues from the exploitation of our POC diagnostics business or our currency risk mitigation business to successfully achieve positive cash flow or that our POC diagnostics business or currency risk mitigation business will be successful.  If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis to generate revenues in the future.

We believe that long-term profitability and growth will depend on our ability to:

•	develop our POC diagnostic business;
•	develop our currency risk mitigation business; or
•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses, there is doubt about our ability to continue as a going concern.

The consolidated financial statements for the year ended December 31, 2010 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2010 we raised approximately $18,977,000, net of placement costs and at December 31, 2010 held $4,370,011 in cash. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $38,812,259 for the period from March 10, 2006 (date of inception) to December 31, 2010 and have not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our planned businesses and upon profitable operations from the development of acquisitions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we engage in acquisition or expansion activities, we may require additional financing to fund our operations.  We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders.  Currently, we do not have any arrangements in place for additional funding.  There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our business may fail.

Obtaining additional financing is subject to a number of factors, including investor acceptance of the value of our POC diagnostics business and our currency risk mitigation business.  These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

Our three executive officers, namely Mr. Thomas Barr, our chief executive officer; Mr. Robert Galvin, our chief financial officer, and treasurer; and Mr. David Miller, our president and secretary, also serve as our three directors.  Our directors and executive officers are required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function.  Our directors and executive officers also exercise control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

If we continue seek to recover costs incurred by previous management in the UK courts it may put a further strain on our limited human resources and may cause us to incur further costs.

We intend to continue to seek to recover the considerable costs incurred by previous management and the parties that supported it as a consequence of it seizing control prior to the Annual Meeting of Stockholders held on December 12, 2008 in the UK courts. This may involve distraction of management time and further legal expense prior to any prospective recovery.

We will need to increase our size, and may experience difficulties in managing growth.

Flex Fuels Energy, Inc. is a smaller reporting company with no direct employees as of December 31, 2010. WDX had three employees as at December 31, 2010. Bio-AMD had two employees as of December 31, 2010. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and POC diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

RISKS RELATED TO OUR POINT OF CARE DIAGNOSTIC BUSINESS

Bio-AMD is a start up business. No assurance can be given that Bio-AMD can successfully achieve demand for its products and achieve profitability.

There is no certainty that Bio-AMD’s products will achieve market acceptance or that Bio-AMD will achieve profitability.  Commercial relationships have to be developed with other market participants to deliver Bio-AMD products to market which cannot be guaranteed to be consummated in a timely fashion, if at all.

No assurance can be given that Bio-AMD can adequately protect its proprietary products.

Bio-AMD owns three patents which have been filed and subsequently granted in varying territories including UK, Europe, Japan, US and China and a further three pending patent applications which have been filed initially in the UK (the “Patents”). There is no certainty that these patents and patent applications will offer sufficient protection in any relevant jurisdiction, or that those under application will be granted. If a patent infringement occurred, Bio-AMD would have to apply funds to assert its rights, if any, and there is no certainty that sufficient funding would be available to do so.

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

We are operating in a highly competitive market.

The development and marketing of medical products and devices is extremely competitive. In many cases we will compete with entrenched multi-national corporations, such as Alere, Philips, Roche and others, all of whom have similar products already being manufactured and sold. Competitors range from development stage companies to major domestic and international companies, most of which have substantially greater financial, technical, marketing and human resource capabilities than we have, as well as established positions in markets, name brand recognition, and established ties with original equipment manufacturers (“OEMs”). These or other companies may succeed in developing products or technologies that are more effective than those being developed by us or which would render our products and technology obsolete or non-competitive in the marketplace.

The development of our products and technology is uncertain.

Our development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon our products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. All of our proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization.

Bio-AMD relies on third parties to support product delivery

Bio-AMD will not able to manufacture or distribute its products in-house. Bio-AMD will need to rely on third parties for the manufacture and distribution of its products on an ongoing basis. Any failure on their part would disrupt product delivery and availability.

Our products may contain defects.

Our products may contain deficiencies that become apparent subsequent to widespread commercial use. Remedying such errors could delay our plans and cause us to incur additional costs which would have a material adverse effect on our financial position.

We depend on third party product design changes.

Our success will depend upon our ability to make our products compatible with the products of third-party manufacturers. In addition, we will depend on potential customers redesigning or otherwise modifying their products to fully utilize our products and technologies. Our failure to make our products and technology compatible with products of third-party manufacturers or the failure of potential customers to make necessary modifications to or redesign their products to accommodate our products could have a material adverse effect on our ability to sell or license our technologies and products.

We have limited manufacturing and marketing experience.

Achieving marketing acceptance for our technologies and proposed products will require substantial marketing efforts and expenditure of significant funds to educate key original equipment manufacturers, or OEMs, as to the distinctive characteristics and anticipated benefits of our products and technologies. We currently have limited manufacturing and marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that are necessary to market our products and technologies.

We may not be able to manage growth and expansion effectively.

Rapid growth of our business may significantly strain our management, operational and technical resources. If we are successful in obtaining rapid market penetration of our products, we will be required to manufacture and deliver large volumes of quality products to our customers on a timely basis at a reasonable cost. Our strategy is to create partnerships with manufacturers. This could potentially strain our operational, management and financial systems and controls.

Our confidentiality agreements may not adequately protect our unpatented proprietary information.

We rely on confidentiality agreements to protect our unpatented proprietary information, know-how and trade secrets. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. In addition, we may not prevail if we assert challenges to intellectual property rights against third parties. In this regard, our employees are required to enter into agreements providing for confidentiality, the assignment of rights to inventions made by them while employed by us, as well as for non-competition during their employment term (and for 6 months thereafter) and non-solicitation during their employment term (and for 9 months thereafter). Our employees may not comply with the terms of these agreements.

We may become subject to risks inherent in international operations including currency exchange rate fluctuations and tariff regulations.

To the extent we in the future sell or license our products or technologies outside the United Kingdom, we will be subject to the risks associated with fluctuations in currency exchange rates. We may also be subject to tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

RISKS RELATED TO THE WDX BUSINESS

WDX is a start up business. No assurance can be given that WDX can successfully achieve demand for the Wocu and achieve profitability.

There is no certainty that the Wocu will achieve market acceptance or that WDX will achieve profitability.  In particular a factor critical to the successful establishment of the Wocu will be the willingness or otherwise of several global banks to provide liquidity in the Wocu or its constituent currency pairs in Wocu proportionality.  In addition commercial relationships have to be developed with other senior market participants to deliver WDX products to market which cannot be guaranteed to be consummated in a timely fashion, if at all.

WDX’s lack of product diversity subjects it to substantial risk.

Presently, the sole product of WDX is the Wocu. This lack of product diversity subjects WDX to substantial market risk.

No assurance can be given that WDX can adequately protect its proprietary product.

The algorithmic technology owned by WDX is subject to U.S. and International patent applications by WDX. There is no certainty that these patent applications will be granted as full patents or, if granted, will be sufficient to protect the Wocu, either in the U.S. or any other jurisdiction. If a patent infringement occurred, WDX would have to apply funds to assert its rights, if any, and there is no certainty that sufficient funding would be available to do so.

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

A competing product may be launched by a larger, more established competitor

A competitor may launch a similar product. Such a competitor would likely be financial institution with far greater financial support and backing, which may facilitate the sale of its product in a more timely fashion than WDX is able to achieve.

WDX relies on third parties to support product delivery

WDX is not able to support the end to end delivery of the product in-house. WDX relies on third parties for the delivery of Wocu liquidity, data and pricing mechanisms and is therefore reliant on their ability and willingness to do so on an ongoing basis. Any failure on their part would disrupt product delivery and availability.

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

We may require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock, who may experience dilution of their ownership interest of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common Stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Our common stock is listed on the OTC-Bulletin Board (Ticker: FXFL.OB) and our shares qualify as a penny stock. As such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

Our common stock is deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We occupy premises, which we use as our administrative and management offices, by means of rental arrangements:

•
One of these offices currently serves as the Company’s primary business address and is located at 3 rd Floor, 14 South Molton Street, London, W1K 5QP, UK, comprising of office space and meeting rooms in central London. The lessee of these premises is the ARM Partnership (Robert Galvin, our Chief Financial Officer, is a Partner of that partnership).  The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $770), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

•
Bio-AMD occupies office space at the Daresbury Science & Innovation Campus in Cheshire, UK, comprising of two separate office and laboratory spaces.  The terms of the rental agreements are for a period of three years commencing from April 20, 2010 and August 2, 2010 respectively. The rental charges are currently set at £868 and £575 (approximately $1300 and $880), respectively per month. The lessor may determine either agreement by providing at least two months written notice to the tenant and the tenant may determine either agreement by providing at least one month’s written notice to the landlord.

•
WDX occupies office space at New Broad Street House, 35 New Broad Street, London UK comprising of one administrative office. The term of the lease is for a period of two years commencing July 15, 2010. The rental charge for this office is £2,398 (approximately $3,700) per month.  The rental agreement may be determined by either party giving at least 3 months written notice to the other.

We do not own any real estate.

Malibu Gold Property

For a description of Malibu Gold Property and our mineral properties, see “Description of Business.”

ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”), claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown on the grounds that the forum selection clause in the Company’s contract with Mayer Brown (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the UK courts.

On April 9, 2010 in compliance with the UK Professional Negligence Pre-Action Protocol we informed Mayer Brown of a proposed action to seek recovery of losses, damages and costs in the UK. On July 29, 2010 we were informed by Mayer Brown that it believed that our claims were wholly without merit. We fundamentally disagreed and subsequently prepared a detailed claim.

On February 8, 2011 we submitted a claim against Mayer Brown in the High Court of Justice, Chancery Division, London, UK, having first obtained After The Event insurance (“ATE”) intended to protect us against costs being awarded against us in the event that we lose the claim. The ATE has been extended by a leading specialist provider which, after detailed examination, has taken a view on the merits of our claim and specifically, in that regard, the likelihood of our losing our claim.

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim is made up in amounts of approximately $4 million and approximately £1 million (approximately $1.6 million) amounting to a combined total claim of approximately $5.6 million. We have been informed that Mayer Brown intends to defend the Claim. We expect, in the absence of any prior mediated settlement, that such a defense will be submitted by Mayer Brown on or before April 7, 2011. The outcome of the claim is unknown at this time.

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

ITEM 4.(REMOVED AND RESERVED)

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

Quarter Ended	High Bid(1)	Low Bid(1)

December 31, 2010	$0.10	$0.07
September 30, 2010	$0.11	$0.06
June 30, 2010	$0.11	$0.072
March 31, 2010	$0.10	$0.025
December 31, 2009	$0.06	$0.02
September 30, 2009	$0.05	$0.02
June 30, 2009	$0.09	$0.02
March 31, 2009	$0.16	$0.021

(1)           On May 21, 2007 our Board of Directors declared a stock split, distribution to be May 22, 2007, in the form of a dividend of five additional shares of our common stock for each share owned by stockholders of record at the close of business on May 21, 2007.  All high and low closing bid prices reflect the split.

As of December 31, 2010, we had 381 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2010.

During the period from March 10, 2006 (date of inception) through December 31, 2010, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2010.

ITEM 6.ELECTED FINANCIAL DATA

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

Results of Operations

Loss from Continuing Operations

We incurred a loss from continuing operations of $2,539,345 for the year ended December 31, 2010.  For the year ended December 31, 2009, we incurred a loss from continuing operations of $1,723,843.  The increase in comparable loss was primarily due to (a) WDX incurring operating costs for a full year (7 months in 2009) and (b) Bio-AMD incurring costs (including set up costs) from March 2010.  We incurred losses from continuing operations of $7,683,870 for the period from March 10, 2006 (date of inception) through December 31, 2010 and have not yet generated any revenues since inception that can support our operating expenses.  We anticipate that we will not generate any revenues until the fiscal year ending December 31, 2011.

Loss from Discontinued Operations

We incurred losses from discontinued operations of $40,451 for the year ended December 31, 2010 and losses of $5,052,602 for the year ended December 31, 2009.  The reduction in loss from discontinued operations was primarily due to the winding down of the Company and reduced financial commitments in the fiscal year ended 2010.  We incurred losses from discontinued operations of $31,128,389 for the period from March 10, 2006 (date of inception) through December 31, 2010 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,945,099 (consisting of loss on disposal/abandonment of (a) assets of $565,714, (b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, (c) an impairment loss on capitalized plant under construction of $458,730 and (d) removal of the accumulated foreign currency translation adjustments of $4,023,068 related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and realized a loss from disposal/abandonment or liquidation of the investment in FFE Ltd.).

Net Loss

We incurred net losses in the amounts of $2,579,796 and $6,776,445 for the years ended December 31, 2010 and 2009, respectively.  We incurred a net loss in the amount of $38,812,259 for the period from March 10, 2006 (date of inception) through December 31, 2010.

Revenues

We generated no revenues during the period from March 10, 2006 (date of inception) through December 31, 2010.

Operating loss

On June 5, 2009, we formally determined to proceed with an orderly wind down of the operations of our subsidiary FFE Ltd.  We have reported the historical operations and costs, and the assets and liabilities of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2010. FFE Ltd was dissolved in February 2011.

The main components of the recorded operating loss during the fiscal years ended December 31, 2010 and 2009, and for the period from March 10, 2006 (date of inception) through December 31, 2010 were as follows:

		Years ended December 31,		For the Period from March 10, 2006 (date of inception) through December 31,
	Note	2010	2009	2010
Consulting expenses	1	$538,304	$392,035	$1,169,133
Payroll and administrative expenses	2	$588,355	$254,098	$1,686,558
Legal Fees	3	$465,190	$400,350	$2,782,862
Professional Fees	4	$201,521	$334,650	$922,180
Rent, Office related, Telecoms and Miscellaneous	5	$189,464	$106,773	$305,078
Warrant issuance	6	$341,975	$163,550	$505,525

(1)
Consulting expenses increased by $146,269 to $538,304 for the year ended December 31, 2010, compared to $392,035 for the year ended December 31, 2009. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of operations of our and subsidiaries.  The increase was primarily due to (a)Flex Fuels director’s consultancy contract costs being incurred for a full year (6 months in 2009 during which period some employment contracts were replaced with consultancy agreements), (b) WDX consultancy costs incurred for a full year (7 months in 2009) and (c) Bio-AMD consultancy costs  being incurred from March 2010.

(2)
Payroll and administrative expenses increased by $334,257 from $254,098 for the year ended December 31, 2009 to $588,355 for the year ended December 31, 2010.  The increase was primarily due to (a) WDX payroll costs being incurred for a full year (7 months in year ended 2009) and (b) the payroll costs of Bio-AMD from March 2010.

(3)
Legal fees increased by $64,840 from $400,350 for the year ended December 31, 2009 to $465,190 for the year ended December 31, 2010.  The increase was due primarily to the expenses incurred in respect of the ongoing legal action against Mayer Brown (see ITEM 3 – LEGAL PROCEEDINGS).

4)
Professional fees comprised primarily of audit and financial compliance related costs, decreased by $133,129 from $334,650 for the year ended December 31, 2009 to $201,521 for the year ended December 31, 2010.  In January 2009, the Company decided to change its auditor, and determined that the new auditor should audit the Company’s historical results from inception, March 10, 2006 to the year ended December 31, 2008.  The additional audit work amounted to $125,158 which was incurred in the period ended December 31, 2009.

(5)
Rent, Office related, Telecoms and Travel expense was $189,464 for the year ended December 31, 2010 compared to $106,773 for the year ended December 31, 2009.  The majority of the increase of $82,691 can be attributed to costs associated with (a) WDX for a full year (7 months in 2009) and (b) Bio-AMD from March 2010.

(6)
On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company.  The fair value of the warrants vested in the period ended December 31, 2010 amounted to a non-cash accounting charge of $341,975 as compared to $163,550 in the period ended December 31, 2009.

Segment Information

We currently operate in two segments, the development of a technology designed to mitigate currency risk through our 77.54% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD. Segment information for the years ended December 31, 2010 and 2009 consists of the following:

Year ended December 31, 2010:

			Other
	WDX	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	80	-	11,008	11,088
Other income	9,959	-	1,231	11,190
Segment loss	(682,177)	(327,844)	(1,569,775)	(2,579,796)
Segment assets	529,015	1,031,064	2,912,677	4,472,756
Expenditures for segment assets	-	9,829	-	9,829

Year ended December 31, 2009:

			Other
	WDX	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,236	2,236
Other income	4,736	-	61,413	66,149
Segment loss	(553,283)	-	(6,223,162)	(6,776,445)
Segment assets	247,722	-	6,588,291	6,836,013
Expenditures for segment assets	-	-	-	-

Net loss Attributable to the non-controlling interests

Net loss attributable to the non-controlling interest amounted to $237,647 for the year ended December 31, 2010 compared to $209,004 for the year ended December 31, 2009. Net loss attributable to the non-controlling interests amounted to $446,651 for the period from March 10, 2006 (date of inception) through December 31, 2010. The net loss attributable to the non-controlling interests represented the 37% third party ownership of Bio-AMD and the 22.46% third party ownership of WDX's share of its net loss for the year ended December 31, 2010.

Liquidity and Capital Resources

We expect that we will need additional capital to implement our strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek for acquisitions.  Even if financing is available, it may not be on terms that are acceptable to us.  In addition, we do not have any determined sources for any future funding.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  We represent a speculative investment and investors may lose all of their investment.

Since inception, we have been financed primarily by way of four separate private placements of our common stock and have raised approximately $18.98 million in total funds, net of legal and other fees totaling approximately $1.96 million.  We raised $0.01 million for shares issued for founders in 2006; approximately $1.64 million on December 29, 2006; approximately $13.4 million on May 29, 2007; and $3.9 million on July 31, 2007.  The total funds raised of $18.98 million have been used principally as follows (all figures approximated):

Area of expenditure	$ (m)
Abandoned OSR project within FFE Ltd	8.7
Legal and other costs associated with the 2008 proxy contest and pursuit of the claim against the Company’s former legal counsel	1.6
Repurchase of original founders stock at significant discount to prevailing market prices	0.2
Director fees incurred by the Parent since March 10, 2006 (inception)	0.9
Net costs incurred by the Parent since March 10, 2006 (inception) including professional fees, compliance costs and interest income	1.7
WDX operations since investment (May 2009)	1.2
Bio-AMD operations since original investment (March 2010)	0.3
Total	14.6

At December 31, 2010, cash was $4,370,011 and we had other current assets of $52,883 which consisted of value added tax and other receivables, prepaid expenses and current assets of discontinued operations; at the same time we had current liabilities of $386,465, which consisted of accounts payable, including a contested amount of $239,000 billed by Mayer Brown, accrued expenses, and taxation and social security. We attribute our net loss to having no revenues to sustain our operating costs as we are a development stage company.   At December 31, 2009, cash was $6,771,218 and we had other current assets of $44,334, which consisted of prepaid expenses and current assets of discontinued operations and current liabilities of $379,456, which consisted of accounts payable, accrued expenses and liabilities of discontinued operations.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $2,230,909 for the year ended December 31, 2010, as compared to net cash used of $1,619,678 for the year ended December 31, 2009. The increase was primarily due to (a) the operations of WDX and (b) the operations of BioAMD and (c) to the increased legal fees incurred associated with the legal claim made against our prior general counsel.  During the period from March 10, 2006 (date of inception) through December 31, 2010, we used net cash in operating activities of continuing operations of $5,992,315, which mainly was used for legal, consulting fees, professional fees and payroll and administrative expense.

Net Cash Used in Investing Activities

During the year ended December 31, 2010, we used net cash in investing activities of continuing operations of $9,829, as compared to none for the year ended December 31, 2009, primarily for the equipment acquired by Bio-AMD. During the period from March 10 2006 (date of inception) through December 31, 2010, we used net cash in investing activities of continuing operations of $19,829, which is comprised of the purchase of mineral claim of $10,000 and equipment acquired by Bio-AMD of $9,829.

Net Cash Used by Financing Activities

During the year ended December 31, 2010, we received proceeds from sale of non-controlling interest of $451 from financing activities of continuing operations. During the year ended December 31, 2009 we used $193,948 in financing activities representing the repurchase and buy back of common stock from our original Founder Shares. During the period from March 10, 2006 (date of inception) through December 31, 2010, we received net cash provided by financing activities of $18,783,571 primarily from private placements of our common stock.

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying consolidated financial statements and throughout this annual report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through December 31, 2010.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2010 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc., FFE Ltd, a wholly owned subsidiary including the FFE Ltd., (which was dissolved in February 2011), WDX (a 77.54% owned subsidiary as of December 31, 2010) and Bio-AMD (a 63% owned subsidiary as of December 31, 2010). All significant intercompany transactions and balances have been eliminated in consolidation.

The 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD at December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements.

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

Foreign Currency Translation

The Company's reporting and functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd. and of its 77.54% owned subsidiary, WDX, and its 63% owned subsidiary, Bio-AMD, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our 77.54% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD.

Recent accounting pronouncements

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of February 28, 2011, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	51	December 2006
Robert Galvin	Chief Financial Officer, Treasurer and Director	42	June 2009
David Miller	President, Secretary and Director	51	December 2008

Certain biographical information of our directors and officers is set forth below.

Thomas Barr:  Mr. Barr has served as our chief executive officer since December 2008 and as a director of ours since December 2006.  He has served as a director of WDX since May 2009.  He has expertise in corporate management, corporate governance and SEC reporting matters. He has been actively involved in the development of our corporate strategies including those involving our WDX and Bio-AMD subsidiaries. He served as our Vice President of Alternative Fuels Operations from December 2006 until December 2008.  From December 21, 2010 through the present, Mr. Barr has served as a director of Imperial Resources, Inc., a US public company engaged in oil and gas exploration and development.  From January 2005 to April 2007, Mr. Barr acted as a consultant to small and medium sized private and public enterprises regarding prospective funding, investor and public relations strategy, collateral creation, website development and public market quotation, including Index Oil and Gas, Inc. and Four Rivers BioEnergy Inc.  From December 2001 to December 2004, Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange company, at which Mr. Barr’s main duties were to draft and implement corporate statements.  While serving as a consultant to EasyScreen PLC, Mr. Barr was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition.  From January 1996 to November 2001 Mr. Barr was a private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction. Mr. Barr obtained a BSc from Stirling University, Scotland, in 1981. Mr. Barr is a citizen of the United Kingdom.

Robert Galvin: Mr. Galvin has served as our chief financial officer and treasurer since December 2008 and as a director of ours since June 2009. He also served as our secretary from December 2008 to June 2010.  He has expertise in corporate finance and accounting, mergers and acquisitions, divestitures, and capital raising. He is a founding partner in the ARM Partnership, a corporate and financial advisory firm that specializes in small cap, venture backed fast growth businesses. He is also a co-founder, shareholder and manager of Bio-AMD.  He has served as a director of WDX since July 7, 2010 and is also a shareholder of WDX. He has also served as a director of Bio-AMD since February 25, 2010 and is also a shareholder of Bio-AMD.  From February 1996 to March 2002, he was a Director within the Arthur Andersen Corporate Finance Division, responsible for operations and supporting the development of business units globally; previously, Mr. Galvin began his career in the commercial banking division of Barclays Plc, advising and arranging advances for small and medium sized companies in the UK.  He has a first class honors degree BA (hons), and is an Associate of the Chartered Institute of Bankers.  Mr. Galvin is a citizen of the United Kingdom.

David. Miller: Mr. Miller has served as our president since June 2009, as our secretary since June 2010 and as a director of ours since December 2008. He has served as a director of WDX from May 2009 until July 7, 2010.  He has expertise in corporate management, development of business plans and strategies, sales and human resources matters. He has had an active role in the development of our WDX business.  He has been providing consultancy services to a venture capital provider since January 2009. From January 2006 through December 2008 he was the Sales Development Director for DX Group Ltd., which is a provider of specialized business mail and delivery services. From September 1999 through September 2005, Mr. Miller was the Sales and Marketing Director for MailSource UK Ltd. From 1978 through 1999, Mr. Miller was employed by Barclays Bank PLC, where his positions included Head of Regional Sales, South East Region, and Regional Sales Manager, Thames Valley Region. He is an Associate of the Chartered Institute of Bankers. Mr. Miller is a citizen of the United Kingdom.

Employment Agreements

Flex Fuels Energy Inc. has no direct employees.  All of Flex Fuel Energy Inc.’s executive officers are engaged through consulting or supply of services agreements as set forth herein.

Effective July 1, 2009, we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “July 2009 Agreement”). Under the July 2009 Agreement, which has been extended until July 1, 2011, Mr. Barr serves as our Chief Executive Officer and a Director.  Under the July 2009 Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The July 2009 Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the July 2009 Agreement of £7,916 (approximately $12,284) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,513) for Board related duties.  The July 2009 Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The July 2009 Agreement contains standard confidentiality provisions.  The July 2009 Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the July 2009 Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  The term of the ARM Services Agreement has been extended until July 1, 2011. Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,580).  The base monthly fee includes an amount of £975 (approximately $1,513) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and Secretary and provides us with his services, in all capacities, for an average of up to 3 days per week. The term of the Services Agreement has been extended until July 1, 2011. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $7,978) per month.  The base monthly fee includes an amount of £975 (approximately $1,513) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

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

Board of Directors and Board Compensation

All of our directors also serve as executive officers. We pay our directors a set monthly fee for attending board meetings of approximately $1,500. Our directors also receive compensation in their executive officer capacities.

Corporate Governance

Leadership Structure

Our Board has 3 members as follows: Mr. Thomas Barr, Mr. Robert Galvin and Mr. David Miller. We have not designated a Chairman and each of our directors assumes equal leadership roles.

Mr. Barr has served as chief executive officer since December 2008 and as a director of ours since December 2006. Mr. Barr serves on a full time basis.

Mr. Galvin has served as chief financial officer and treasurer since December 2008 and as a director since June 2009. He also served as our secretary from December 2008 until June 2010.  Mr. Galvin serves on a part time basis

Mr. Miller has served as president since June 2009, secretary since June 2010 and as a director since December 2008. Mr. Miller serves on a part time basis.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2010, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements.

Code of Ethics

On December 13, 2007 we adopted a Code of Ethics that applies to our executive officers.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Flex Fuels Energy, Inc. at 3rd Floor, 14 South Molton Street, London, W1K 5QP, United Kingdom.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2010 and 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010 that received annual compensation during the fiscal year ended December 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Thomas Barr – Chief Executive Officer (1)	2010 2009	146,886 143,954	0 0	0 0	205,912 91,211	0 0	0 0	0 0	352,798 235,165

Robert Galvin – Chief Financial Officer (1)	2010 2009	124,013 72,568	0 0	0 0	71,004 31,452	0 0	0 0	0 0	195,017 104,020

David Miller – President (1)	2010 2009	95,394 71,961	0 0	0 0	71.004 31,452	0 0	0 0	0 0	166,398 103,413

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

(1)	Since May 2009, the Directors compensation for the year includes a monthly fee of approximately $1,500 in respect of Board of Directors’ services.

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Warrants					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price (#)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas Barr – CEO	2,175,000	725,000(1)	2,900,000(2)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

Robert Galvin – CFO	750,000	250,000(3)	1,000,000(4)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

David Miller – President	750,000	250,000(5)	1,000,000(6)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

(1)	Includes 725,000 warrants that vest on December 31, 2011.

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

(3)	Includes 250,000 warrants that vest on December 31, 2011.

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

(5)	Includes 250,000 warrants that vest on December 31, 2011.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 28, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 28, 2011. Unless otherwise indicated below each person’s address is c/o Flex Fuels Energy, Inc., 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Executor Capital Inc 60, Market Square PO Box 364 Belize City	Common Stock, $0.001 par value	2,467,500		5.54%

Tresca International Inc East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.58%

Hampton Financial Limited Development Bank of Samoa Level 5, Beach Road APIA	Common Stock, $0.001 par value	2,814,500		6.32%

Thomas Barr	Common Stock, $0.001 par value	3,024,382	(3)	6.48%

Robert Galvin	Common Stock, $0.001 par value	750,000	(4)	1.66%

David Miller	Common Stock, $0.001 par value	953,000	(5)	2.12%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	4,727,382	(3)(4)(5)	9.82%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of February 28, 2011.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 44,525,966 shares of common stock issued and outstanding on February 28, 2011.

(3)	Includes 2,175,000 presently exercisable warrants. Excludes 3,625,000 warrants not exercisable within 60 days of February 28, 2011.

(4)	Includes 750,000 presently exercisable warrants. Excludes 1,250,000 warrants not exercisable within 60 days of February 28, 2011.

(5)	Includes 750,000 presently exercisable warrants. Excludes 1,250,000 warrants not exercisable within 60 days of February 28, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 22, 2009 we issued 10,100,000 warrants to members of our management and a key employee.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2010, we paid an aggregate of $146,886 to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2010, we paid an aggregate of $124,013 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD and 2.07% of the outstanding share capital of WDX (see Item 1. Business – Operations). In addition, the Company paid a total of £5,000 (approximately $7,700) for the use of ARM’s offices in central London located at 3 rd Floor, 14 South Molton Street, London, UK, The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $770), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership (see Item 2. Properties).

During 2010, we paid an aggregate of $95,394 to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

On October 22, 2009 we issued 5,800,000 warrants to Thomas Barr, 2,000,00 warrants to Robert Galvin and 2,000,000 warrants to David Miller, each exercisable, upon vesting for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share. See ITEM 11 EXECUTIVE COMPENSATION

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009

Audit fees (1)	$151,500	$284,887
Audit-related fees (2)	$0	$0
Tax fees (3)	$5,400	$8,500
All other fees (4)	$800	$0
Total fees	$157,700	$293,387

1.
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. The amount recorded above for the year ended December 31, 2010, relates to professional services rendered and billed during the fiscal year 2010 by our current principal accountant. The amount recorded for the year ended December 31, 2009, includes $211,837 for the audit covering the period from inception (March 10, 2006) through to December 31 2008, and for professional services rendered and billed during the fiscal year 2009 by our current principal accountant.

2.
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

3.	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

4.	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2010, were approved by our board of directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant dated March 10, 2006 (1)

3.2	3.2	By-laws of the Company (1)

3.3	3.1	Articles of Association of WDX Organisation Limited adopted on July 21, 2010 (2)

4.1	4.1	Form of October 22, 2009 Time Warrant (3)

4.2	4.2	Form of October 22, 2009 Price Warrant (3)

4.3	4.1	WDX Organisation Limited Subscription Agreement dated July 23, 2010 (2)

10.1	10.1	Asset Purchase Agreement dated March 27, 2006, entered into by and between James Laird and Registrant (4)

10.2	10.1	Acquisition Agreement dated December 29, 2006 entered into by and among Registrant, Flex Fuels Energy Limited, the stockholders of Flex Fuels Energy Limited and the individuals signatory thereto (4)

10.3	10.4	Subscription Agreement dated December 29, 2006 entered into by and among Registrant and the subscribers’ signatories thereto (5)

10.4	10.1	Stock Purchase Agreement dated May 21, 2009 between Registrant and Iestyn Morgan (6)

10.5	10.2	Stock Purchase Agreement dated May 21, 2009 between Registrant and Mark Paulson (6)

10.6	10.3	Stock Purchase Agreement dated May 21, 2009 between Registrant and Gillian Penton (6)

10.7	10.1	Stock Purchase Agreement dated October 9, 2009 between Registrant and JTC Trustees Limited as Trustee of the LOGO Investment Trust (7)

10.8	10.1	Supply of Services Agreement dated July 1, 2009 between Registrant and David Miller (8)

10.9	10.2	Supply of Services Agreement dated July 1, 2009 between Registrant and Thomas Barr (8)

10.10	10.3	Supply of Services Agreement dated July 1, 2009 between Registrant and The ARM Partnership (8)

10.11	10.1	Subscription and Shareholders’ Agreement, dated February 25, 2010 among Registrant, Bio AMD Holdings Limited (“Bio AMD”) and the Managers of Bio AMD (9)

10.12	10.2	Service Agreement dated February 25, 2010 between Bio Alternative Medical Devices Ltd. and Dr. Nasr-Eddine Djennati (9)

10.13	10.3	Service Agreement dated February 25, 2010 between Bio Alternative Medical Devices Ltd. and Dr. Andrew Mitchell (9)

10.14	10.4	Consultancy Agreement dated February 25, 2010 between Bio Alternative Medical Devices Ltd. and The ARM Partnership (9)

10.15	10.20	Investment Agreement dated May 1 2009 between Registrant and WDX Organisation Ltd (10)

10.16	10.21	Loan Agreement dated May 1 2009 between Registrant and WDX Organisation Ltd (10)

10.17	*	Deed of Variation dated July 21, 2011 to WDX Loan Agreement dated May 1, 2009

10.18	*	Consultancy Agreement effective July 1, 2010 between WDX Organisation Ltd and The ARM Partnership

14.1	14.1	Code of Ethics (5)

21	*	List of Subsidiaries

31.1	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

(1)
Filed with the Securities and Exchange Commission on August 4, 2006, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-1 (file no. 333-136349), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on July 29, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 23, 2010, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on November 19, 2009, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on January 5, 2007, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 29, 2006, which exhibit is incorporated herein by reference.

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

(10)
Filed with the Securities and Exchange Commission on March 22, 2010, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX FUELS ENERGY, INC.

Dated: March 23, 2011	By:	/s/ Thomas Barr
Thomas Barr,
Chief Executive Officer and Director

Dated: March 23, 2011	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of March, 2011.

/s/ Thomas Barr	March 23, 2011
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 23, 2011
Robert Galvin, Chief Financial and Accounting Officer, Treasurer and Director

/s/ David Miller	March 23, 2011
David Miller, President, Secretary and Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the period from March 10, 2006 (date of inception) through December 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through December 31, 2010	F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and the for the period from March 10, 2006 (date of inception) through December 31, 2010	F-7

Notes to Consolidated Financial Statements	F-8 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flex Fuels Energy, Inc.

We have audited the accompanying consolidated balance sheets of Flex Fuels Energy Inc. and its subsidiaries (the “Company”), a development stage company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010 and the period from March 10, 2006 (date of inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flex Fuels Energy, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and the period from March 10, 2006 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 23, 2011

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,370,011	$6,771,218
Prepaid expenses	27,144	16,668
Value added tax and other receivables	22,520	10,965
Current assets of discontinued operations	3,219	16,701

Total Current Assets	4,422,894	6,815,552

Property and equipment, net	5,438	-

Security deposits and other assets	44,425	20,461

Total Assets	$4,472,757	$6,836,013

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$350,784	$347,934
Accrued expenses	17,300	20,645
Taxation and social security	18,381	10,173
Liabilities of discontinued operations	-	704

Total Current Liabilities	386,465	379,456

Total Liabilities	386,465	379,456

Commitments and contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized,
44,525,966 shares issued and outstanding at December 31, 2010 and 2009	44,526	44,526
Additional Paid-in Capital	42,354,269	41,987,541
Accumulated other comprehensive income - foreign currency translation adjustment	519,451	656,441
Deficit accumulated during development stage	(38,365,608)	(36,023,459)
Total Flex Fuels Energy, Inc. Stockholders' Equity	4,552,638	6,665,049
Non Controlling Interest	(466,346)	(208,492)
Total stockholders' equity	4,086,292	6,456,557

Total Stockholders' Equity and Liabilities	$4,472,757	$6,836,013

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	ended December 31,		December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	13,003	21,726
Selling, general and administrative charges	2,561,623	1,779,225	7,742,807
Impairment loss - mineral claims	-	-	10,000

Total operating expense	2,561,623	1,792,228	7,774,533

Operating loss	(2,561,623)	(1,792,228)	(7,774,533)

Other income (expense):
Interest and other income	22,278	68,385	90,663

Loss from continuing operations, before provision for income taxes	(2,539,345)	(1,723,843)	(7,683,870)

Provision for income tax	-	-	-

Loss from continuing operations	(2,539,345)	(1,723,843)	(7,683,870)

Loss on discontinued operations, net of tax	(40,451)	(5,052,602)	(31,128,389)

Net loss	(2,579,796)	$(6,776,445)	(38,812,259)

Net loss attributable to the non-controlling interest	(237,647)	(209,004)	(446,651)
Subsidiary preferred dividend attributable to the non-controlling interest	(24,753)	-	(24,753)

Net loss attributable to Flex Fuels Energy, Inc. Common Shareholders	$(2,317,396)	$(6,567,441)	$(38,340,855)

Loss per common share from continuing operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.06)	$(0.03)	$(0.14)
Loss per common share from discontinued operations attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	(0.00)	(0.09)	(0.52)
Net loss per common share attributable to Flex Fuels Energy, Inc. common shareholders - basic and fully diluted	$(0.05)	$(0.11)	$(0.64)

Weighted average number of common
shares outstanding - basic and fully diluted	44,525,966	57,795,764	59,976,958

Comprehensive Loss:
Net loss	$(2,579,796)	$(6,776,445)	$(38,812,259)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(132,895)	656,953	524,058
Foreign currency translation adjustment attributable to discontinued operations, net of tax	-	4,086,527	-
Total other comprehensive loss, net of tax	(2,712,691)	(2,032,965)	(38,288,201)
Comprehensive loss attributable to the non-controlling interest	233,551	208,492	442,043
Comprehensive loss attributable to the Flex Fuels Energy Inc. Common Shareholders	$(2,479,140)	$(1,824,473)	$(37,846,158)

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH December 31, 2010

			Additional	Deficit Accumulated During	Accumulated Other Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)

Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Flex Fuels Energy Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)

Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)

Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)

Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)

Balance at December 31, 2010	44,525,966	$44,526	$42,354,269	$(38,365,608)	$519,451	$(466,346)	$4,086,292

The accompanying notes are an integral part of these consolidated financial statements.

FLEX FUELS ENERGY, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period
			from March 10, 2006
			(date of inception) through
	For the Years Ended December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,579,796)	$(6,776,445)	$(38,812,259)
Net income (loss) from discontinued operations	(40,451)	(5,052,602)	(31,128,389)
Net loss from continuing operations	(2,539,345)	(1,723,843)	(7,683,870)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,424	-	4,424
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	341,975	163,550	505,525
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,408)	6,648	(56,898)
Sales tax and interest receivable	(8,066)	(9,782)	(53,585)
Security deposit and other assets	(21,413)	(20,862)	(47,487)
Accounts payable	(12,926)	53,566	421,213
Accrued expenses	18,159	(99,327)	141,695
Taxation and social security payable	691	10,372	50,299
Total Adjustments	308,436	104,165	1,691,555

Net cash used in operating activities of continuing operations	(2,230,909)	(1,619,678)	(5,992,315)

Cash flows from investing activities:
Purchase of property and equipment	(9,829)	-	(9,829)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(9,829)	-	(19,829)

Cash flows from financing activities:
Repurchase of common stock	-	(193,948)	(193,948)
Proceeds from sale of non-controlling interest	451	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by/(used in) financing activities of continuing operations	451	(193,948)	18,783,571

Cash flows from discontinued operations:
Cash provided by/(used in) operating activities of discontinued operations	(28,139)	705,151	(7,827,131)
Cash used in investing activities of discontinued operations	-	(123,596)	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash flows from discontinued operations	(28,139)	581,555	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	(132,781)	620,511	487,730

Net (decrease) increase in cash and cash equivalents	(2,401,207)	(611,560)	4,370,011

Cash and cash equivalents, beginning of period	6,771,218	7,382,778	-

Cash and cash equivalents, end of period	$4,370,011	$6,771,218	$4,370,011

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these consolidated financial statements.

Flex Fuels Energy, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd. and its assets and liabilities at December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009 and for the period from March 10, 2006 (date of inception) through December 31, 2010 are classified as discontinued operations in the accompanying consolidated financial statements.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk. During fiscal year ended December 31, 2010, WDX have applied for an international patent over its algorithm and system of providing reference data for the global currency unit, and has been working to develop contracts with a variety of banks, currency exchange networks, data providers and derivative exchanges in an effort to commercialize its technology through licensing agreements. As at December 31, 2010, WDX had not generated any revenue. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WDX and increased our equity position in WDX. Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WDX and the ownership of 75.66% of WDX by the Company, as at the fiscal year ended December 31, 2009.

On March 8, 2010 we loaned an additional £150,000 (approximately $224,055) to WDX and executed certain call options and further increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

Altogether, these transactions resulted in a total loan of £600,000 (approximately $904,000) to WDX and the ownership of 93% of WDX by the Company on March 8, 2010.

On July 23, 2010 we entered into a Subscription Agreement with WDX and the founders of WDX under which we purchased 500,000 preference shares of WDX (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately $750,000).   The Preference Shares earn in priority to any other class of stock of WDX, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WDX stock in the event of a sale, liquidation or listing of WDX. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WDX, other liabilities of WDX and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WDX.

The Subscription Agreement also provided for WDX to allot up to an aggregate of 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued service to WDX and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010, each of whom is a director of WDX, including the three incumbent management founders of WDX and Robert Galvin.  Mr. Galvin received 1,736 C Ordinary Shares. Mr. Galvin also serves as our chief financial officer and treasurer and as one of our directors. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WDX from 93% to 77.54%. If the remaining 2,839 C Ordinary Shares eligible for issuance are issued, our ownership of WDX will be reduced to 75%. Our ownership percentage in WDX is 77.54% at December 31, 2010.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD”), a United Kingdom company, and the managers of Bio-AMD, under which we acquired a 63% interest in Bio-AMD for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point Of Care (“POC”) diagnostic space. Bio-AMD owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal year ended December 31, 2010, Bio-AMD has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at December 31, 2010, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD.

Flex Fuels Energy, Inc., WDX, a majority-owned subsidiary, Bio-AMD, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Flex Fuels”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2010.  Additionally, the Company has negative cash flows from operations since its date of inception and has an accumulated deficit of $38,365,608 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2010, the Company has accumulated losses of $38,365,608 (of which $31,128,389 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Flex Fuels Energy, Inc., FFE Ltd, a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX (a 77.54% owned subsidiary as of December 31, 2010) and Bio-AMD (a 63% owned subsidiary as of December 31, 2010). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd. ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd. as discontinued operations.

The 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD at December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform to current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

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

As a result of the discontinuance of FFE Ltd’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd. from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. under the caption loss from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009 (see Note 3). Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $28,570 from discontinued operations (including a loss of $25,568 and a gain of $54,138 during the years ended December 31, 2010 and 2009, respectively).

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at December 31, 2010 and 2009. For the years ended December 31, 2010 and 2009 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £50,000 at December 31, 2010 (approximately $77,000 at December 31, 2010) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $4,059,000 and $6,692,000 at December 31, 2010 and 2009, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

The Company does not have any employee stock option or stock purchase plans at December 31, 2010 or 2009.

During the period from March 10, 2006 (date of inception) through December 31, 2010, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2010.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  As at December 31, 2010 and 2009, the Company had incurred no research and development costs.

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our 77.54% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD.

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

Non-controlling Interest

The 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD at December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2010 and 2009 are reflected in the consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

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

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd. and its assets and liabilities at December 31, 2010 and 2009 are classified as discontinued operations in the accompanying consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations:

			For the period from
			March 10, 2006
	Years ended December 31,		(Date of Inception) to
	2010	2009	December 31, 2010
Loss from discontinued operations, net of tax	$(14,883)	$(489,388)	$(3,183,290)

Loss on disposal/abandonment of discontinued
operations:
Impairment loss on capitalized plant under
construction	-	-	(458,730)
Loss on abandonment of assets	-	(565,714)	(565,714)
Transaction costs incurred
in connection with acquisition	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	(25,568)	(3,997,500)	(4,023,068)

Total loss on disposal/abandonment of
discontinued operations, net of tax	(25,568)	(4,563,214)	(27,945,099)

Loss from discontinued operations	$(40,451)	$(5,052,602)	$(31,128,389)

Assets and liabilities of discontinued operations:

	December 31,	December 31,
	2010	2009
Assets:
Cash	$201	$7,260
Prepaid expenses	-	8,581
Receivables	3,018	860
Current assets of discontinued operations	$3,219	$16,701

Liabilities:
Accounts payable	$-	$-
Accrued expenses	-	704
Taxation and social security	-	-

Total liabilities of discontinued operations	$-	$704

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2010:

December 31,
2010

Office equipment and furniture	$9,889
Accumulated depreciation and amortization	(4,451)
Carrying value	$5,438

Depreciation expense was $4,424 and $0 for the years ended December 31, 2010 and 2009, respectively, and $4,424 for the period from March 10, 2006 (date of inception) through December 31, 2010.

Note 5 - Related Party Transactions

During the year ended December 31, 2010, we paid an aggregate of $124,013 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD and 2.07% of the outstanding share capital of WDX.  In addition, the Company paid a total of £5,000 (approximately $7,700) for the use of ARM’s offices in central London located at 3 rd Floor, 14 South Molton Street, London, UK, The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $770), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

There were no related party transactions for the year ended December 31, 2009.

Note 6 – Acquisitions

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

The initial loan under the Agreements in the approximate amount of US$225,510 was made upon execution of the Agreements and resulted in our receipt of 51% of WDX’s fully diluted, issued and outstanding share capital.  WDX is obligated to apply the Initial Loan proceeds and any subsequent loan proceeds to finance the development, marketing and sale of the Product.  On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately US$249,840) to WDX and increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX. During August, 2009 we exercised Call Option One, of Clause 5 of the original Investment Agreement dated May 1, 2009 as WDX was unable to satisfy certain conditions in connection with the loans.  Consequently, the Company received an additional 10% of the common stock of WDX, on a fully diluted basis, for the failure by WDX to satisfy the conditions attaching to the loans.  Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WDX and the ownership of 75.66% of WDX by the Company, as at the fiscal year ended December 31, 2009.

On March 8, 2010 we loaned an additional £150,000 (approximately $224,000) to WDX and executed certain call options and further increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

Altogether, these transactions resulted in a total loan of £600,000 (approximately $904,000) to WDX and the ownership of 93% of WDX by the Company on March 8, 2010.

On July 23, 2010 we entered into a Subscription Agreement with WDX and the founders of WDX under which we purchased 500,000 preference shares of WDX (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately $750,000).   The Preference Shares earn in priority to any other class of stock of WDX, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WDX stock in the event of a sale, liquidation or listing of WDX. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WDX, other liabilities of WDX and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WDX.

The Subscription Agreement also provided for WDX to allot up to an aggregate of 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued service to WDX and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010, each of whom is a director of WDX, including the three incumbent management founders of WDX and Robert Galvin.  Mr. Galvin received 1,736 C Ordinary Shares. Mr. Galvin also serves as our chief financial officer and treasurer and as one of our directors. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WDX from 93% to 77.54%. If the remaining 2,839 C Ordinary Shares eligible for issuance are issued, our ownership of WDX will be reduced to 75%. Our ownership percentage in WDX is 77.54% at December 31, 2010.

Note 7 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $68,847 and $18,047 for the years ended December 31, 2010 and 2009, respectively.

Employment agreements

As of December 31, 2010 Flex Fuels Energy Inc. had no direct employees, all employment agreements having been terminated during the first half of 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Bio-AMD

There are two employees both of whom work on a full-time basis. Each of the service agreements are identical in nature and provide for the following:

•	Annual salaries of £75,000 (approximately $116,000), subject to annual review;
•	Minimum 2 year employment period
•	Immediate termination by Bio-AMD for cause and similar events;
•	Termination by either party upon giving at least 6 months notice;
•	An entitlement to receive profit share on the basis of 7.5% of PBIT commencing December 31, 2010
•	Expense reimbursement;
•	Bonus payments as determined by the board of directors;
•	All intellectual property made, designed or created during the term of the Service Agreement belongs to Bio-AMD;
•	Confidentiality provisions; and
•	Covenants not to compete.

WDX

There are three employees working on a full-time basis. Each of the employment agreements are identical in nature and provide for the following:

• Annual salaries of £65,000 (approximately US$101,000);
• Expense reimbursement;
• Immediate termination by WDX for cause and similar events;
• Termination by either party upon giving of at least 3 months written notice;
• Confidentiality provisions; and
• Covenant not to compete.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $538,304 and $392,035 in consulting fees to these individuals for the years ended December 31, 2010 and 2009, respectively. The Company incurred $1,169,133 in fees to these individuals for the period from March 10, 2006 (date of inception) through December 31, 2010.

Effective July 1, 2010 WDX entered into a 12 month Consulting Agreement (the “Consulting Agreement”) with the ARM Partnership (“ARM”) with respect to consulting services to be provided to WDX by Robert Galvin. Robert Galvin, our Chief Financial Officer, is a partner of ARM. The services to be provided to WDX by Mr. Galvin under the Consulting Agreement include assistance with financial and corporate advice, activities relating to corporate operations and corporate governance and compliance, and such other services which WDX may reasonably require.  After the initial 12 month term, the Consulting Agreement continues in full force and effect until it is terminated by either party upon three months prior written notice. The Consulting Agreement requires Mr. Galvin to devote an average of one day per week to his duties there under. Mr. Galvin receives compensation of £1,500 (approximately $2,410) per month under the Consulting Agreement. He also received 1,736 C Ordinary Shares of WDX, which shares represent 2% of WDX, on a fully diluted basis, as at July 24, 2010. Mr. Galvin is also entitled to receive a corporate financing fee from WDX upon the occurrence of a sale or listing of WDX, the terms and quantum of which are to be agreed on any such occurrence.

Litigation

On July 21, 2009 we commenced an action  in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”), claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown on the grounds that the forum selection clause in the Company’s contract with Mayer Brown (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the UK courts.

On April 9, 2010 in compliance with the UK Professional Negligence Pre-Action Protocol we informed Mayer Brown of a proposed action to seek recovery of losses, damages and costs in the UK. On July 29, 2010 we were informed by Mayer Brown that it believed that our claims were wholly without merit. We fundamentally disagreed and subsequently prepared a detailed claim.

On February 8, 2011 we submitted a claim against Mayer Brown in the High Court of Justice, Chancery Division, London, UK, having first obtained After The Event insurance (“ATE”) intended to protect us against costs being awarded against us in the event that we lose the claim. The ATE has been extended by a leading specialist provider which, after detailed examination, has taken a view on the merits of our claim and specifically, in that regard, the likelihood of our losing our claim.

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim is made up in amounts of approximately $4 million and approximately £1 million (approximately $1.6 million) amounting to a combined total claim of approximately $5.6 million. We have been informed that Mayer Brown intends to defend the Claim. We expect, in the absence of any prior mediated settlement, that such a defense will be submitted by Mayer Brown on or before April 7, 2011. The outcome of the claim is unknown at this time.

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

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of December 31, 2010 and 2009 there were 44,525,966 and 69,380,441 shares of common stock issued and outstanding, respectively.

On March 10, 2006, the Company issued 60,000,000 shares of common stock to the founders for $10,000.

On December 18, 2006, the Company issued 412,038 shares of common stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of $48,071 based upon a fair value of $0.1167 per share of its common stock based on the price of shares issued in the subsequent private placement on December 29, 2006.

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

On May 22, 2007, the Company issued 137,344 shares of common stock to Mr. Tom Barr in recognition of services provided to the Company as director. The Company has recognized compensation expense of approximately $124,000 based upon a fair value of $0.90 per share of its common stock based on the price of shares issued in the subsequent private placement on May 29, 2007.

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

On May 29, 2007, the Company completed a private placement of 16,582,621 shares of common stock at $0.90 per share to independent third parties. The Company received approximately $13,392,000 net of placement costs of $1,492,000 and legal costs of $40,000.

On May 29, 2007, the Company completed the acquisition of FFE Ltd and issued 24,854,477 shares of its common stock to the stockholders of FFE Ltd. The Company has attributed a fair value of approximately $22,369,000 on the shares issued based on stock placed at $0.90 per share under the private placement completed on the same day.

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

At December 31, 2007, the Company had set aside approximately $34,000 in recognition of the fair value of 65,000 shares of its common stock to be issued to Mr. Paul Gothard, the former chief financial officer, upon the completion of four financial filings as per his employment agreements. The estimate of fair value is based on a value of $0.90 per share (the market value of a share at the date of grant) and is being amortized over 12 months, the vesting period to May 2008. These shares have not been included in the Earnings per Share calculation for the year ended December 31, 2007.  Such shares have been issued and expensed during the year ended December 31, 2008.

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

We have recorded an expense of $341,975 during the year ended December 31, 2010 related to the fair value of the warrants vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 225%; and (4) an expected life of the warrants of 3.2 years.

We have recorded an expense of $163,550 during the year ended December 31, 2009 related to the fair value of the warrants vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 3.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 243%; and (4) an expected life of the warrants of 4.9 years.

Transactions involving our stock warrants are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	10,100,000	$0.07	—	$—
Granted during the period	—	—	10,100,000	0.07
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	10,100,000	$0.07	10,100,000	$0.07
Exercisable at end of the period	3,900,000	$0.07	2,600,000	$0.07

The weighted average remaining life of the warrants is 5.9 years at December 31,2010.

Note 10 - Income Taxes

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the years ended December 31, 2010 and 2009, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $5,645,000 and $4,458,000, respectively, which expire beginning in 2026. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended December 31, 2010 and 2009, the Company had available for UK income tax purposes net operating loss carryovers of approximately $6,654,000 and $5,629,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The income tax provision (benefit) consists of the following:

	December 31,
	2010	2009
Federal:
Current	$-	$-
Deferred	822,000	860,000
	822,000	860,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(822,000)	(860,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2010 and 2009 as follows:

	December 31,
	2010	2009
		Revised
Statutory federal income tax rate	(35.0%)	(35.0%)
Statutory state and local income tax rate (0%), net of federal benefit	(0.0%)	(0.0%)
Foreign tax rate differentials	2.8%	1.7%
Nondeductible items	0.3%	20.6%
Change in valuation allowance	31.9%	12.7%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
	2010	2009
		Revised
Deferred tax assets (liabilities):
Management fees	$(10,000)	$(10,000)
Stock based compensation	177,000	58,000
Net operating loss carry forward	3,839,000	3,136,000
Less: valuation allowance	(4,006,000)	(3,184,000)
Net deferred tax asset	$-	$-

The deferred tax assets and liabilities at December 31, 2009 have been revised as follows: deferred tax asset related to stock based compensation is increased by $58,000, deferred tax liability related to management fees is increased by $10,000 and the valuation allowance is increased by $48,000, completely offsetting the increase in the deferred tax asset and liability. The tax rate reconciliation has been revised accordingly.  The U.S. federal net operating loss carryovers at December 31, 2009 have been revised and resulted in a reduction of approximately $21,985,000 pursuant to a revised analysis of the Company’s tax basis in its wholly owned subsidiary, FFE Ltd. These revisions resulted in no change to the net tax provision of the Company as of December 31, 2009 and for the year then ended.

The Company has filed its tax returns through December 31, 2009.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 11 – Segment Information

We currently operate in two segments, the development of a technology designed to mitigate currency risk through our 77.54% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD. Segment information for the years ended December 31, 2010 and 2009 consists of the following:

Year ended December 31, 2010:

			Other
	WDX	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	80	-	11,008	11,088
Other income	9,959	-	1,231	11,190
Segment loss	(682,177)	(327,844)	(1,569,775)	(2,579,796)
Segment assets	529,015	1,031,064	2,912,677	4,472,756
Expenditures for segment assets	-	9,829	-	9,829

Year ended December 31, 2009:

			Other
	WDX	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,236	2,236
Other income	4,736	-	61,413	66,149
Segment loss	(553,283)	-	(6,223,162)	(6,776,445)
Segment assets	247,722	-	6,588,291	6,836,013
Expenditures for segment assets	-	-	-	-

Note 12 – Subsequent Events

FFE Ltd

During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd., a development stage company, was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products.  Effective June 5, 2009, we determined to abandon FFE Ltd.’s proposed oil seed business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was formally dissolved in February 2011.