Form 10-Q
period 2011-03-31
Bio-AMD Inc.
filed 2011-05-12
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

BIO-AMD, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-5242826
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)

3rd Floor, 14 South Molton Street, London, UK W1K 5QP
(Address of principal executive offices)

+ 44 (0) 8445 861910
(Registrant’s telephone number, including area code)

Flex Fuels Energy, Inc.
(Former name, if changed since last report)

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of May 1, 2011.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2011 and March 31, 2010 (unaudited) and the period from March 10, 2006 (date of inception) to March 31, 2011 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through March 31, 2011 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and March 31, 2010 (unaudited) and for the period from March 10, 2006 (date of inception) to March 31, 2011 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,992,677	$4,370,011
Prepaid expenses	30,559	27,144
Value added tax and other receivables	24,221	22,520
Current assets of discontinued operations	3,336	3,219

Total Current Assets	4,050,793	4,422,894

Property and equipment, net	7,027	5,438

Security deposits and other assets	48,605	44,425

Total Assets	$4,106,425	$4,472,757

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$350,565	$350,784
Accrued expenses	569	17,300
Taxation and social security	10,079	18,381

Total Current Liabilities	361,213	386,465

Total Liabilities	361,213	386,465

Commitments and contingencies

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at March 31, 2011 December 31, 2010	44,526	44,526
Additional Paid-in Capital	42,376,546	42,354,269
Accumulated other comprehensive income - foreign currency translation adjustment	661,030	519,451
Deficit accumulated during development stage	(38,795,044)	(38,365,608)
Total Bio-AMD, Inc. Stockholders' Equity	4,287,058	4,552,638
Non Controlling Interest	(541,846)	(466,346)
Total equity	3,745,212	4,086,292

Total Liabilities and Equity	$4,106,425	$4,472,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	21,726
Selling, general and administrative charges	510,212	667,016	8,253,019
Impairment loss - mineral claims	-	-	10,000

Total operating expense	510,212	667,016	8,284,745

Operating loss	(510,212)	(667,016)	(8,284,745)

Other income (expense):
Interest and other income	4,736	3,859	95,399

Loss from continuing operations, before provision for income taxes	(505,476)	(663,157)	(8,189,346)

Provision for income tax	-	-	-

Loss from continuing operations	(505,476)	(663,157)	(8,189,346)

Loss on discontinued operations, net of tax	116	(19,088)	(31,128,273)

Net loss	(505,360)	$(682,245)	(39,317,619)

Net loss attributable to the non-controlling interest	(75,924)	(48,775)	(522,575)
Subsidiary preferred dividend attributable to the non-controlling interest	(8,532)		(33,285)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(420,904)	$(633,470)	$(38,761,759)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.13)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.13)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$0.00	$(0.00)	$(0.53)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$0.00	$(0.00)	$(0.53)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.66)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.66)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,964	59,224,475

Weighted average number of common shares outstanding - fully diluted	44,525,966	44,525,964	59,224,475

Comprehensive Loss:
Net loss	$(505,360)	$(682,245)	$(39,317,619)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	150,535	$(343,869)	674,593
Total other comprehensive loss, net of tax	(354,825)	(1,026,114)	(38,643,026)
Comprehensive loss attributable to the non-controlling interest	66,968	55,569	509,011
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(287,857)	$(970,545)	$(38,134,015)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH March 31, 2011
(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back	(24,854,477)	(24,854)	(169,094)	-	-	-	(193,948)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	13,745	-	-	-	13,745

Comprehensive Income	-	-	-	-	141,579	8,956	150,535

Subsidiary preferred dividend	-	-	8,532	-	-	(8,532)	-

Net Loss	-	-	-	(429,436)	-	(75,924)	(505,360)

Balance at March 31, 2011	44,525,966	$44,526	$42,376,546	$(38,795,044)	$661,030	$(541,846)	$3,745,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(505,360)	$(682,245)	$(39,317,619)
Net income (loss) from discontinued operations	116	$(19,088)	$(31,128,273)
Net loss from continuing operations	$(505,476)	$(663,157)	$(8,189,346)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,357	-	8,781
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	13,745	67,847	519,270
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,801)	(71)	(59,699)
Sales tax and interest receivable	(698)	(2,795)	(54,283)
Security deposit and other assets	(7,899)	-	(55,386)
Accounts payable	(10,865)	(20,056)	410,348
Accrued expenses	(15,590)	86,100	126,105
Taxation and social security payable	(876)	22,578	49,423
Total Adjustments	(20,627)	153,603	1,670,928

Net cash used in operating activities of continuing operations	(526,103)	(509,554)	(6,518,418)

Cash flows from investing activities:
Purchase of property and equipment	(413)	-	(10,242)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(413)		(20,242)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	10	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	10	18,783,571

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	-	(18,730)	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash flows from discontinued operations	-	(18,730)	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	149,182	(344,127)	636,912

Net (decrease) increase in cash and cash equivalents	(377,334)	(872,401)	3,992,677

Cash and cash equivalents, beginning of period	4,370,011	6,771,218	-

Cash and cash equivalents, end of period	$3,992,677	$5,898,817	$3,992,677

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
(formerly Flex Fuels Energy, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through March 31, 2011. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2011.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s annual report on Form10-K filed with the SEC on March 23, 2011.

The condensed consolidated financial statements as of December 31, 2010 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Nature of Operations

Bio-AMD, Inc. (“Bio-AMD” the “Company”, “we”, “us”, “our”) (formerly Flex Fuels Energy, Inc. and Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

On April 15, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our newly formed, wholly owned subsidiary, Bio-AMD, Inc., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Bio-AMD, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 15, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.  Our common stock will temporarily remain listed for quotation on OTC Markets and the OTC Bulletin Board under the current symbol “FXFL” until a new symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). We will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change. We have changed our name to “Bio-AMD, Inc.” to reflect a name which recognizes our core business area.

We have staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. These mining claims are hereafter referred to as the “Malibu Gold Mine Property” or the “Malibu Gold Property”. Flex Fuels purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia. In connection with our turnaround plan and the investments made in Bio-AMD Holdings Limited and WDX Organisation Limited, we do not plan to invest further in the Malibu Gold Property, since it now considered as non-core to our operations. If no further work is performed our rights to the claims are expected to lapse on September 30, 2011 and January 12, 2014 at which time we will lose all interests that we have in the claims.

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital promotion of the business of exploration and discovery of gold, minerals, mineral deposits and reserves, we entered into an Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd and FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007. FFE Ltd engaged in the development of the business of manufacturing and distributing Oil Seed Rape (“OSR”) products.
Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through March 31, 2011 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

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

The Subscription Agreement also provided for WDX to allot up to an aggregate of 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued service to WDX and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010, each of whom is a director of WDX, including the three incumbent management founders of WDX and Robert Galvin.  Mr. Galvin received 1,736 C Ordinary Shares. Mr. Galvin also serves as our chief financial officer and treasurer and as one of our directors. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WDX from 93% to 77.54%. If the remaining 2,839 C Ordinary Shares eligible for issuance are issued, our ownership of WDX will be reduced to 75%. Our ownership percentage in WDX is 77.54% at March 31, 2011 and December 31, 2010.  WDX has not generated any revenue to date.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point Of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal year ended December 31, 2010, and through March 31, 2011, Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at March 31, 2011 and December 31, 2010, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WDX, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through March 31, 2011.  Additionally, the Company has negative cash flows from operations since its date of inception and has an accumulated deficit of $38,795,044 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through March 31, 2011, the Company has accumulated losses of $38,795,044 (of which $31,128,273 has been incurred by the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (a 77.54% owned subsidiary as of March 31, 2011) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2011). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations.

The 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at March 31, 2011 is recorded as noncontrolling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s unaudited condensed consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Bio-AMD’s functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 77.54% owned subsidiary, WDX, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd’s operations, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, loss from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009 (see Note 3). Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $28,686 from discontinued operations (including a gain of $116 and a charge of $7,841 during the three months ended March 31, 2011 and 2010, respectively).

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at March 31, 2011 (approximately $136,000 at March 31, 2011) at each institution for each entity.  At times, such amounts held may exceed the FSA insured limits.  The uninsured cash bank balances were approximately $3,449,000 and $4,059,000 at March 31, 2011 and December 31, 2010, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 was $13,745 and $67,847, respectively.

Non-controlling Interests

The 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at March 31, 2011 and December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at March 31, 2011 and December 31, 2010 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized as follows:
Loss from discontinued operations (unaudited):

	Three Months ended March 31,		For the period from March 10, 2006 (Date of Inception) to
	2011	2010	March 31, 2011
Loss from discontinued operations, net of tax	$-	$(11,247)	$(3,183,290)

Loss on disposal/abandonment of discontinued operations:

Impairment loss on capitalized plant under construction	-	-	(458,730)

Loss on abandonment of assets	-	-	(565,714)

Transaction costs incurred in connection with acquisition	-	-	(22,897,587)

Foreign currency translation adjustment related to discontinued operations	116	(7,841)	(4,022,952)

Total loss on disposal/abandonment of discontinued operations, net of tax	116	-	(27,944,983)

Loss from discontinued operations	$116	$(19,088)	$(31,128,273)

Assets and liabilities of discontinued operations:

	March 31, 2011 (Unaudited)	December 31, 2010
Assets:
Cash	$208	$201
Receivables	3,128	3,018
Current assets of discontinued operations	$3,336	$3,219

Note 4 - Related Party Transactions

During the three month periods ended March 31, 2011 and 2010, we paid an aggregate of $41,518 and $19,483 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings and 2.07% of the outstanding share capital of WDX.  In addition, the Company paid a total of £1,500 and £0 during the three month periods ended March 31, 2011 and 2010, respectively, (approximately $2,300 and $0, respectively) for the use of ARM’s offices in central London located at 3rd   Floor, 14 South Molton Street, London, UK, The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

Note 5 - Commitments and Contingencies

Lease commitments
The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $21,759 and $10,502 for the three month periods ended March 31, 2011 and 2010, respectively.

Employment agreements

As of March 31, 2011 Bio-AMD had no direct employees, all employment agreements having been terminated during the first half of 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Bio-AMD Holdings

There are two employees both of whom work on a full-time basis. Each of the service agreements are identical in nature and provide for the following:

•	Annual salaries of £75,000 (approximately $116,000), subject to annual review;
•	Minimum 2 year employment period;
•	Immediate termination by Bio-AMD Holdings for cause and similar events;
•	Termination by either party upon giving at least 6 months notice;
•	An entitlement to receive profit share on the basis of 7.5% of PBIT commencing December 31, 2010;
•	Expense reimbursement;
•	Bonus payments as determined by the board of directors;
•	All intellectual property made, designed or created during the term of the Service Agreement belongs to Bio-AMD Holdings;
•	Confidentiality provisions; and
•	Covenants not to compete.

WDX

There are three employees working on a full-time basis. Each of the employment agreements are identical in nature and provide for the following:

•	Annual salaries of £65,000 (approximately US$101,000);
•	Expense reimbursement;
•	Immediate termination by WDX for cause and similar events;
•	Termination by either party upon giving of at least 3 months written notice;
•	Confidentiality provisions; and
•	Covenant not to compete.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $136,612 and $127,482 in consulting fees to these individuals for the three month periods ended March 31, 2011 and 2010, respectively. The Company incurred $1,305,745 in fees to these individuals for the period from March 10, 2006 (date of inception) through March 31, 2011.

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

On February 8, 2011 we submitted a claim against Mayer Brown in the High Court of Justice, Chancery Division, London, UK (“Court”), having first obtained After The Event insurance (“ATE”) intended to protect us against costs being awarded against us in the event that we lose the claim. The ATE has been extended by a leading specialist provider which, after detailed examination, has taken a view on the merits of our claim and specifically, in that regard, the likelihood of our losing our claim.

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim is made up in amounts of approximately $4 million and approximately £1 million (approximately $1.6 million) amounting to a combined total claim of approximately $5.6 million. A defense to the Claim was submitted by Mayer Brown to the Court on April 7, 2011. The outcome of the Claim is unknown at this time.

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

 Note 6 – Segment Information

We currently operate in two segments, the development of a technology designed to mitigate currency risk through our 77.54% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three months ended March 31, 2011 and 2010 consists of the following:

Three months ended March 31, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	71	-	2,664	2,735
Other income	2,001	-	-	2,001
Segment net loss	(157,019)	(109,884)	(238,457)	(505,360)
Segment total assets	390,276	944,639	2,771,510	4,106,425
Expenditures for segment assets	-	413	-	413

Three months ended March 31, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	1,360	1,360
Other income	2,499	-	-	2,499
Segment net loss	(160,900)	(46,086)	(475,259)	(682,245)
Segment total assets	284,261	1,283,748	4,398,157	5,966,166
Expenditures for segment assets	-	-	-	-

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

Overview

Bio-AMD, Inc. (“Bio-AMD”, the “Company”, “we” or “us”) (formerly Flex Fuels Energy, Inc.) was incorporated in the State of Nevada on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

On April 15, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our newly formed, wholly owned subsidiary, Bio-AMD, Inc., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Bio-AMD, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 15, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.  Our common stock will temporarily remain listed for quotation on OTC Markets and the OTC Bulletin Board under the current symbol “FXFL” until a new symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). We will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change. We have changed our name to “Bio-AMD, Inc.” to reflect a name which recognizes our core business area.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD Holdings”), a UK limited company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings. Bio-AMD Holdings is presently the main focus of our operations. Bio-AMD Holdings is a technology company engaged in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD Holdings owns several patents and has several patent applications for technologies being developed, in conjunction with bio-chemistry and manufacturing companies, into technology platforms that can be applied into a variety of low cost, hand-held, digital diagnostic measurement devices capable of reading third party assays. See Part II, Item 5, Other Information - Bio-Alternative Medical Devices.

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

We have staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares referred to herein as the “Malibu Gold Property”. In connection with our turnaround plan and the investments made in Bio-AMD Holdings and WDX, we do not plan to invest further in the Malibu Gold Property, since it now considered as non-core to our operations. If no further work is performed our rights to the claims are expected to lapse on September 30, 2011 and January 12, 2014 at which time we will lose all interests that we have in the claims.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis.  As a consequence of the decision to wind down the operations of our subsidiary, FFE Ltd, we have reported the results of FFE Ltd. as “discontinued operations” in the financial statements covered in this quarterly filing for the period ended March 31, 2011. FFE Ltd. was formally dissolved in February 2011.

The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made into our Bio-AMD Holdings and WDX subsidiaries, as described above.

Results of Operations

Loss from Continuing Operations

We incurred loss from continuing operations of $505,476 for the three month period ended March 31, 2011 compared to loss from continuing operations of $663,157 for the three month period ended March 31, 2010.

The reduction in operating losses for the three month period ended March 31, 2011 was primarily due to reductions in: 1) legal fees of $47,971 for the three month period ended March 31, 2011 compared to $179,474 for the three month period ended March 31, 2010 of which $158,222 was attributable to Nevada Court and UK actions, 2) audit and accounting fees of $59,305 for the three month period ended March 31, 2011 compared to $96,359 for the period ended March 31, 2010.

We incurred a loss from continuing operations of $8,189,346 for the period from March 10, 2006 (date of inception) through March 31, 2011.

Loss from Discontinued Operations

We had a gain from discontinued operations of $116 for the three month period ended March 31, 2011 due to a translation adjustment as compared to a loss of $19,088 for the three month period ended March 31, 2010.

The reduction in loss from discontinued operations for the three month period ended March 31, 2011 was primarily due to there being no transactions during the three month period ended March 31, 2011 as compared to minimal transactions in the three month period ended March 31, 2010.

We incurred a loss from discontinued operations of $31,128,273 or $0.53 per share, for the period from March 10, 2006 (date of inception) through March 31, 2011 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,224,983 (consisted of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $4,022,452 related to FFE Ltd. as a result of the discontinuance of FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through March 31, 2011 and anticipate that we will not generate any revenues until 2012.

Net Loss

We incurred a net loss in the amount of $505,360 or $0.01 per share for the three month period ended March 31, 2011 as compared to a net loss of $682,245 or $0.01 per share for the three month period ended March 31, 2010 as discussed above.  We incurred a net loss in the amount of $39,317,619 or $0.15 per share for the period from March 10, 2006 (date of inception) through March 31, 2011.

Segment Information

We currently operate in two segments, the development of a technology designed to mitigate currency risk through our 77.54% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three months ended March 31, 2011 and 2010 consists of the following:

Three months ended March 31, 2011

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	71	-	2,664	2,735
Other income	2,001	-	-	2,001
Segment net loss	(157,019)	(109,884)	(238,457)	(505,360)
Segment total assets	390,276	944,639	2,771,510	4,106,425
Expenditures for segment assets	-	413	-	413

Three months ended March 31, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	1,360	1,360
Other income	2,499	-	-	2,499
Segment net loss	(160,900)	(46,086)	(475,259)	(682,245)
Segment total assets	284,261	1,283,748	4,398,157	5,966,166
Expenditures for segment assets	-	-	-	-

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At March 31, 2011, we had cash and cash equivalents of $3,992,677, other current assets of $58,116 consisting of value added tax and other receivables, prepaid expenses, and current assets of discontinued operations and current liabilities of $361,213, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.  At December 31, 2010, we had cash and cash equivalents of $4,370,011, other current assets of $52,883 consisting of prepaid expenses, value added tax, other receivables and current assets of discontinued operations and current liabilities of $386,465, consisting of accounts payable, accrued expenses and taxation and social security.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities of continuing operations was $526,103 for the three months ended March 31, 2011, as compared to $509,554 for the three months ended March 31, 2010. Net cash used in operating activities of continuing operations for the three months ended March 31, 2011 is primarily attributable to our net loss from continuing operation of $505,476 and the net change in the balances of operating assets and liabilities in the amount of $38,729, net with depreciation of $4,357 and stock based compensation of $13,745.  During the period from March 10, 2006 (date of inception) through March 31, 2011, we used net cash in operating activities of continuing operations of $6,518,418, which was primarily attributable to our net loss from continuing operations of $8,189,346, net with depreciation of $8,781, impairment loss of $10,000, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,235,639, and the net change in the balances of operating assets and liabilities in the amount of $416,508.

Net Cash Used in Investing Activities

During the three months ended March 31, 2011, we used net cash in investing activities of continuing operations of $413 primarily for the purchase of property and equipment. During the three months ended March 31, 2010, we did not utilize any cash in investing activities of continuing operations. During the period from March 10, 2006 (date of inception) through March 31, 2011, we used net cash in investing activities of continuing operations of $20,242 which is comprised of the purchase of mineral claims of $10,000 and equipment acquired by Bio-AMD of $10,242.

Net Cash) Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the three month period ended March 31, 2011.  During the period from March 10, 2006 (date of inception) through March 31, 2011, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in June 2009 and October 2009, respectively; and $451 proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through March 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (a 77.54% owned subsidiary as of March 31, 2011) and Bio-AMD Holdings Ltd. (a 63% owned subsidiary as of March 31, 2011). All significant intercompany transactions and balances have been eliminated in consolidation. The 22.46% third party ownership of WDX Organisation Ltd. and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at March 31, 2011) are recorded as non-controlling interests in the consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2011 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”), claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorney’s fees and such other relief as the court deemed just and proper. On October 20, 2009 the Court granted a Motion to Dismiss filed by Mayer Brown on the grounds that the forum selection clause in the Company’s contract with Mayer Brown (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the UK courts.

On April 9, 2010 in compliance with the UK Professional Negligence Pre-Action Protocol we informed Mayer Brown of a proposed action to seek recovery of losses, damages and costs in the UK. On July 29, 2010 we were informed by Mayer Brown that it believed that our claims were wholly without merit. We fundamentally disagreed and subsequently prepared a detailed claim.

On February 8, 2011 we submitted a claim against Mayer Brown in the High Court of Justice, Chancery Division, London, UK (“Court”), having first obtained After The Event insurance (“ATE”) intended to protect us against costs being awarded against us in the event that we lose the claim. The ATE has been extended by a leading specialist provider which, after detailed examination, has taken a view on the merits of our claim and specifically, in that regard, the likelihood of our losing our claim.

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim is made up in amounts of approximately $4 million and approximately £1 million (approximately $1.6 million) amounting to a combined total claim of approximately $5.6 million. A defense to the Claim was submitted by Mayer Brown to the Court on April 7, 2011. The outcome of the Claim is unknown at this time.

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

We issued no equity securities during the quarter ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Name Change

As discussed in greater detail in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, on April 15, 2011 we changed our name to Bio-AMD, Inc. to better reflect a name which recognizes our core business area.

Operations - Bio-Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD Holdings”), a UK limited company, and the managers of Bio-AMD Holdings, under which we acquired 63% of the fully diluted equity in Bio-AMD Holdings for £865,000 GBP (approximately US$1,287,000 at the time of purchase). The purchase price was applied to the development of the Bio-AMD Holdings business. The 37% of Bio-AMD Holdings not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%). Bio-AMD Holdings is a development stage company, formed in February 2010, which primarily operates through its subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”). Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical.

Bio-AMD Holdings is a technology company focused in the rapidly expanding POC medical diagnostic reader market. Bio-AMD Holdings owns three patents which have been filed and subsequently granted in varying territories including UK, Europe, Japan, US and China and a further three pending patent applications which have been filed initially in the UK (the “Patents”).  The Patents involve adaptable technology platforms that are being or are expected to be applied into a variety of low cost, hand-held, digital diagnostic reader devices for a range of semi-quantitative and quantitative tests, working with bio-chemistry and manufacturing companies.

Currently, Bio-AMD Holdings is working on the following product areas:

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

The POC Market

POC diagnostics generally includes diagnostic testing that is not performed in a central laboratory (often also referred to as ‘decentralized’ or ‘near patient’ testing). This includes tests at a doctor’s office, out-patient setting, emergency room, intensive or critical care unit, operating room or maternity unit or at home.  It encompasses tests performed using bodily fluids such as blood, urine or saliva samples.  A unique feature of POC technology is that it does not require interpretation by a trained laboratory professional, but is simple enough to be used by medical professionals or sometimes patients themselves.

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

We believe that Bio-AMD Holdings has positioned itself to be an innovator in the field of reader technology development.

Bio-AMD Holdings Business Model, Strategy and Technology

Bio-AMD Holdings’ current business model aims to license its pipeline of technologies into diagnostic testing devices with preferred partners, comprised primarily of bio-chemistry companies, manufacturers and sales/distribution channels, with a view to entering into distribution agreements on a geographic basis and/or for specific tests.  In many cases a preferred partner may have all three attributes vertically integrated into their business.

The first stage of Bio-AMD Holdings’ corporate strategy has been to develop its DSR technology platform utilizing a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on a unique optical sensor arrangement.  The DSR comprises a proprietary generic design incorporating novel sensors, diagnostics, display and power management capabilities.  The unique feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

The first planned product utilizing the DSR technology platform is a next generation, digital pregnancy test aimed at the established over the counter (“OTC”) market. Bio-AMD Holdings is currently collecting data from existing lateral flow test strips for human chorionic gonadotropin, the hormone produced early in pregnancy by the placenta, working with a bio-chemistry company with manufacturing capability in both the US and China. In addition, Bio-AMD Holdings is exploring the extension of the DSR technology into related areas of the female health market such as ovulation, fertility and menopause testing, as well as cholesterol tests for both OTC and clinical use.

In parallel to the development of the DSR, Bio-AMD Holdings has commenced development of its COAG technology into a blood coagulation monitor.  Bio-AMD Holdings is currently testing the novel aspects of its patent application which involves the creation of a unique strip design and method for prothrombin time measurement.  We are currently in early stage partnership discussions with a preferred manufacturer and a distributor for the COAG product.

Bio-AMD Holdings has also commenced early stage work on its MPR technology platform based on magnetic nano-particle manipulation and detection. MPR offers significantly enhanced sensitivity compared to purely optical methods, capable of interpreting results on a fully quantitative basis. Bio-AMD Holdings has entered into discussion with a UK government backed research body with a view to establishing a collaboration agreement to develop its technology. If entered into, such a collaborative effort would significantly enhance the profile of this development work.   However, these discussions are in early stages, and there can be no assurance that these discussion will result in a formal agreement between the parties.

In many medical conditions early and accurate diagnosis is critical and sometimes makes the difference between full, partial or no recovery.  However, most quantitative measuring systems remain lab based and current medical practices based on late-stage, hospital based interventions constitute one of the most cost intensive solutions for healthcare providers.  Our proposed MPR technology aims to create a flexible, high speed, robust and highly sensitive diagnostic testing method which is small enough to be used 'near-patient' whether that be in an ambulance, a health clinic, a doctor’s office or at home. The MPR centers on a novel, highly sensitive and accurate method of determining with a much greater degree of accuracy and at very low levels (typically less than 5 micro liters) the presence and/or concentration of substances of interest in body fluids.  Immunoassays for these types of tests rely on the detection of magnetic nano-particles tagged with antibodies which adheres or binds to a molecule of interest.

Bio-AMD Holdings’ proposed technology around the MPR can potentially be used as an aid to diagnosis of any medical condition where rapid and quantitative measurement of variation in concentration of analyte or antibody is medically vital.  For example, cardiac troponin I, the key marker for myocardial infarcation, is one of the most difficult analytes to measure reproducibly.  A rapid quantitative diagnostic test can significantly improve the chances of recovery, through quick identification and administering of the appropriate treatment required.  We believe that the Bio-AMD Holdings MPR technology has considerable potential; it may open up new diagnostic testing markets, where meaningful diagnosis can only be made if the degree of a condition can be measured with high levels of precision and accuracy.  Our method aims to bring together biology, chemistry, nano-fluidics, electronics and, 'lab-on-chip' technology together into unique, economically viable products.

Bio-AMD Holdings Management

Bio-AMD Holdings is based at the Daresbury Science and Innovation Campus (“DSIC”) in Cheshire, UK.  The DSIC was formed as part of a UK government initiative to maximize the effects of public investment on business-science collaborations.  Being based at the DSIC means that Bio-AMD Holdings is able to access a network of government supported research facilities including expertise and resources which are based on site and collaborate with high profile government backed scientific bodies.  To date, Bio-AMD Holdings has benefited from some small grant aid made available to it through various schemes offered throughout the campus network, and it is working extensively with the Science and Technologies Facilities Council, one of seven national research councils in the UK funded by the UK Government, on its MPR technology, following an introduction via the DSIC.

Bio-AMD Holdings is managed by experienced personnel, expert in the development of technically advanced, low cost POC devices. Our Chief Financial Officer, Robert Galvin, is actively involved in the financial and commercial management of Bio-AMD Holdings and the development of the Bio-AMD Holdings business plan. Mr. Galvin owns 12.33% of Bio-AMD Holdings directly.

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

Key partnerships and relationships in this regard fall broadly into these categories;

·	Data distribution;
·	Bank and FX Electronic Communication Networks (“ECN”) liquidity;
·	Derivative liquidity;
·	Commercial customers; and
·	Other platforms & opportunities.

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

BIO-AMD, INC.

May 12, 2011	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

May 12, 2011	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial Officer