Form 10-Q
period 2011-06-30
Bio-AMD Inc.
filed 2011-08-11
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of August 1, 2011.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and June 30, 2010 (unaudited) and the period from March 10, 2006 (date of inception) to June 30, 2011 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through June 30, 2011 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and June 30, 2010 (unaudited) and for the period from March 10, 2006 (date of inception) to June 30, 2011 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,378,397	$4,370,011
Prepaid expenses	28,020	27,144
Value added tax and other receivables	24,182	22,520
Current assets of discontinued operations	-	3,219

Total Current Assets	3,430,599	4,422,894

Property and equipment, net	9,001	5,438

Security deposits and other assets	55,410	44,425

Total Assets	$3,495,010	$4,472,757

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$313,968	$350,784
Accrued expenses	35,290	17,300
Taxation and social security	22,105	18,381

Total Current Liabilities	371,363	386,465

Total Liabilities	371,363	386,465

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at June 30, 2011 and December 31, 2010	44,526	44,526
Additional Paid-in Capital	42,399,984	42,354,269
Accumulated other comprehensive income - foreign currency translation adjustment	72,147	519,451
Deficit accumulated during development stage	(38,756,522)	(38,365,608)
Total Bio-AMD, Inc. Stockholders' Equity	3,760,135	4,552,638
Non Controlling Interest	(636,488)	(466,346)
Total equity	3,123,647	4,086,292

Total Liabilities and Equity	$3,495,010	$4,472,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the six months		(date of inception) through
	ended June 30,		ended June 30,		June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	-	-	21,726
Selling, general and administrative charges	641,829	708,679	1,152,041	1,375,695	8,894,848
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense	641,829	708,679	1,152,041	1,375,695	8,926,574

Operating loss	(641,829)	(708,679)	(1,152,041)	(1,375,695)	(8,926,574)

Other income:
Interest and other income	5,090	7,126	9,826	10,985	100,489

Loss from continuing operations, before provision for income taxes	(636,739)	(701,553)	(1,142,215)	(1,364,710)	(8,826,085)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(636,739)	(701,553)	(1,142,215)	(1,364,710)	(8,826,085)

Income (loss) on discontinued operations, net of tax	586,402	27,596	586,518	8,508	(30,541,871)

Net loss	(50,337)	$(673,957)	(555,697)	(1,356,202)	(39,367,956)

Net loss attributable to the non-controlling interest	(88,859)	(38,148)	(164,783)	(86,923)	(611,434)
Subsidiary preferred dividend attributable to the non-controlling interest	(7,275)	(8,325)	(15,807)	(8,325)	(40,560)

Net income (loss) attributable to Bio-AMD, Inc. Common Shareholders	$45,797	$(627,484)	$(375,107)	$(1,260,954)	$(38,715,962)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.14)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.14)
Income (loss) per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$0.01	$0.00	$0.01	$0.00	$(0.52)
Income (loss) per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$0.01	$0.00	$0.01	$0.00	$(0.52)
Net income (loss) per common share attributable to Bio-AMD, Inc. common shareholders - basic	$0.00	$(0.01)	$(0.01)	$(0.03)	$(0.66)
Net income (loss) per common share attributable to Bio-AMD, Inc. common shareholders - fully diluted	$0.00	$(0.01)	$(0.01)	$(0.03)	$(0.66)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,964	44,525,966	44,525,964	58,534,653

Weighted average number of common shares outstanding - fully diluted	49,187,504	44,525,964	44,525,966	44,525,964	58,534,653

Comprehensive Loss:
Net loss	$(50,337)	$(673,957)	$(555,697)	$(1,356,202)	$(39,367,956)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(587,391)	$(9,652)	(436,856)	$(353,521)	87,202
Total other comprehensive loss, net of tax	(637,728)	(683,609)	(992,553)	(1,709,723)	(39,280,754)
Comprehensive loss attributable to the non-controlling interest	87,367	465	154,335	94,182	596,379
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(550,362)	$(683,144)	$(838,218)	$(1,615,541)	$(38,684,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH JUNE 30, 2011
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back	(24,854,477)	(24,854)	(169,094)	-	-	-	(193,948)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	29,908	-	-	-	29,908

Comprehensive Income	-	-	-	-	(447,304)	10,448	(436,856)

Subsidiary preferred dividend	-	-	15,807	-	-	(15,807)	-

Net Loss	-	-	-	(390,914)	-	(164,783)	(555,697)

Balance at June 30, 2011	44,525,966	$44,526	$42,399,984	$(38,756,522)	$72,147	$(636,488)	$3,123,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the six months		(date of inception) through
	ended June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(555,697)	$(1,356,202)	$(39,367,956)
Net income (loss) from discontinued operations	586,518	$8,508	$(30,541,871)
Net loss from continuing operations	$(1,142,215)	$(1,364,710)	$(8,826,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,421	-	8,845
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	29,908	217,368	535,433
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,543	(3,911)	(55,355)
Sales tax and interest receivable	(2,481)	(12,766)	(56,066)
Security deposit and other assets	(16,904)	(4,503)	(64,391)
Accounts payable	(12,947)	(5,284)	408,266
Accrued expenses	(15,590)	43,018	126,105
Taxation and social security payable	11,256	17,136	61,555
Total Adjustments	(794)	251,058	1,690,761

Net cash used in operating activities of continuing operations	(1,143,009)	(1,113,652)	(7,135,324)

Cash flows from investing activities:
Purchase of property and equipment	(417)	(7,538)	(10,246)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(417)	(7,538)	(20,246)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	10	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	10	18,783,571

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	-	14,452	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash flows from discontinued operations	-	14,452	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	151,812	(353,086)	639,542

Net (decrease) increase in cash and cash equivalents	(991,614)	(1,459,814)	3,378,397

Cash and cash equivalents, beginning of period	4,370,011	6,771,218	-

Cash and cash equivalents, end of period	$3,378,397	$5,311,404	$3,378,397

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
(formerly Flex Fuels Energy, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2011
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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of June 30, 2011 and the results of operations and cash flows for the three and six month periods ended June 30, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through June 30, 2011. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2011.

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

On April 15, 2011, we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our newly formed, wholly owned subsidiary, Bio-AMD, Inc., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Bio-AMD, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 15, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.  We are quoted on OTC Markets and the OTC Bulletin Board under the symbol “BIAD”. We changed our name to “Bio-AMD, Inc.” to reflect a name which recognizes our core business area.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through June 30, 2011 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

FFE Ltd. was formally dissolved in February 2011, the final winding down accounting transactions took place in May 2011.

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

On March 8, 2010, we loaned an additional £150,000 (approximately $224,055) to WDX and executed certain call options and further increased our equity position in WDX. The loans were the result of our ongoing investment in WDX as contemplated by our May 1, 2009 Investment Agreement with WDX.

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

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WDX to 87.13%. (77.54% as at December 31 2010). WDX has not generated any revenue to date.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal year ended December 31, 2010, and through June 30, 2011, Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at June 30, 2011 and December 31, 2010, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WDX, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through June 30, 2011.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,135,324 and has an accumulated deficit of $38,756,522 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through June 30, 2011, the Company has accumulated losses of $38,756,522 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (an 87.13% owned subsidiary as of June 30, 2011) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of June 30, 2011). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd has been formally dissolved as of June 30, 2011.

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at June 30, 2011 is recorded as noncontrolling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s unaudited condensed consolidated financial statements and notes thereto for comparative purposes to conform to current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Bio-AMD’s functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 87.13% owned subsidiary, WDX, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd’s operations determined on June 5, 2009, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, gain (loss) from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009. Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $618,241 from discontinued operations as a result from the final winding down and or liquidation of the investment in FFE Ltd.  In the aggregate, we have recognized a currency translation adjustment loss of $3,433,397 related to the discontinuance and or final winding down of the investment in FFE Ltd since the determination date, June 5, 2009 through June 30, 2011 (see Note 3).

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at June 30, 2011 and 2010. For the six months ended June 30, 2011 and the three and six months ended June 30, 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at June 30, 2011 (approximately $136,000 at June 30, 2011) at each institution for each entity.  At times, such amounts held may exceed the FSA insured limits.  The uninsured cash bank balances were approximately $2,890,000 and $4,059,000 at June 30, 2011 and December 31, 2010, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended June 30, 2011 and 2010 was $16,163 and $149,521, respectively.  Stock based compensation recorded in the unaudited condensed consolidated financial statements for the six months ended June 30, 2011 and 2010 was $29,908 and $217,368, respectively.

Non-controlling Interests

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at June 30, 2011 and December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at June 30, 2011 and December 31, 2010 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. FFE Ltd has been formally dissolved as of June 30, 2011.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations (unaudited):

	Three Months ended June 30,		Six Months ended June 30,		Date of Inception to
	2011	2010	2011	2010	June 30, 2011
Loss from discontinued operations, net of tax	$(3,153)	$(3,377)	$(3,153)	$(14,624)	$(3,186,443)

Income/(loss) on disposal/abandonment of discontinued operations:

Impairment loss on capitalized plant under construction
	-	-	-	-	(458,730)
Loss on abandonment of assets	-	-	-	-	(565,714)
Transaction costs incurred
in connection with acquisition	-	-	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	589,555	30,973	589,671	23,132	(3,433,397)

Total income (loss) on disposal/abandonment
of discontinued operations, net of tax	589,555	30,973	589,671	23,132	(27,355,428)

Income (loss) from discontinued operations	$586,402	$27,596	$586,518	$8,508	$(30,541,871)

Assets and liabilities of discontinued operations:

	June 30, 2011 (Unaudited)	December 31, 2010
Assets:
Cash	$-	$201
Receivables	-	3,018
Current assets of discontinued operations	$-	$3,219

Note 4 - Related Party Transactions

During the three month periods ended June 30, 2011 and 2010, we paid an aggregate of $42,978 and $28,529, respectively to ARM.  During the six month periods ended June 30, 2011 and 2010, we paid an aggregate of $85,957 and $48,012 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings and 2.32% of the outstanding share capital of WDX.  In addition, the Company paid a total of £3,000 and £2,000 during the six month periods ended June 30, 2011 and 2010, respectively, (approximately $4,500 and $3,000, respectively) for the use of ARM’s offices in central London located at 3rd   Floor, 14 South Molton Street, London, UK, The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

Note 5 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $23,356 and $17,383 for the three month periods ended June 30, 2011 and 2010, respectively. Rent expense was $45,115 and $27,885 for the six month periods ended June 30, 2011 and 2010, respectively.

Employment agreements

As of June 30, 2011 Bio-AMD had no direct employees, all employment agreements having been terminated during the first half of 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

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

WDX

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outgoings of the business.  Two former employees, who are also directors of WDX, are currently working through their three month notice period to undertake a strategic and corporate finance review of the business which will determine and provide tactics for taking the business forward into the next stage of its development.

Previously WDX had three employees working on a full-time basis. Each of the employment agreements were identical in nature and provided for the following:

•	Annual salaries of £65,000 (approximately US$101,000);
•	Expense reimbursement;
•	Immediate termination by WDX for cause and similar events;
•	Termination by either party upon giving of at least 3 months written notice;
•	Confidentiality provisions; and
•	Covenant not to compete.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $137,708 and $274,320 in consulting fees to these individuals for the three month periods ended June 30, 2011 and 2010, respectively.  The Company incurred $274,320 and $256,801 in consulting fees to these individuals for the six month periods ended June 30, 2011 and 2010, respectively.  The Company incurred $1,443,453 in fees to these individuals for the period from March 10, 2006 (date of inception) through June 30, 2011.

Litigation

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”), claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorneys fees and such other relief as the court deemed just and proper. On October 20, 2009 the Nevada Court granted a Motion to Dismiss filed by Mayer Brown on the grounds that the forum selection clause in the Company’s contract with Mayer Brown (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the UK courts.

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

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim is made up in amounts of approximately $4 million and approximately £1 million (approximately $1.6 million) amounting to a combined total claim of approximately $5.6 million. A defense and counterclaim (the counterclaim amounting to the outstanding invoices issued by Mayer Brown) to the Claim was submitted by Mayer Brown to the Court on April 7, 2011. The Company has replied to the defense and counterclaim and the Claim is now subject to the Court case management process, with information being exchanged prior to trial.  On May 26, 2011 we obtained an order from the Court that the trial of the Claim take place in a trial window between October 1, 2012 and December 31, 2012.  On July 28, 2011, we successfully obtained a varied order from the Court bringing the trial window forward to between May 1, 2012 and July 1, 2012.  The outcome of the Claim is unknown at this time.

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

Note 6 – Segment Information

We currently operate in two segments, the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three and six months ended June 30, 2011 and 2010 consists of the following:
Three months ended June 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	86	-	3,288	3,374
Other income	1,716	-	-	1,716
Segment net loss	(227,165)	(102,267)	279,095	(50,337)
Expenditures for segment assets	-	-	-	-

Three months ended June 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	33	-	3,633	3,666
Other income	3,460	-	-	3,460
Segment net loss	(159,756)	(72,879)	(441,322)	(673,957)
Expenditures for segment assets	-	-	-	-

Six months ended June 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	157	-	5,952	6,109
Other income	3,717	-	-	3,717
Segment net loss	(384,184)	(212,151)	40,638	(555,697)
Segment total assets	155,686	853,932	2,485,392	3,495,010
Expenditures for segment assets	-	417	-	417

Six months ended June 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	33	-	4,993	5,026
Other income	5,959	-	-	5,959
Segment net loss	(320,656)	(118,965)	(916,581)	(1,356,202)
Segment total assets	119,532	1,213,715	4,065,162	5,398,409
Expenditures for segment assets	-	7,538	-	7,538

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

On April 15, 2011 we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our newly formed, wholly owned subsidiary, Bio-AMD, Inc., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Bio-AMD, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 15, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.  We are quoted on OTC Markets and the OTC Bulletin Board under the symbol “BIAD”.  We changed our name to “Bio-AMD, Inc.” to reflect a name which recognizes our core business area.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD Holdings”), a UK limited company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings. Bio-AMD Holdings is presently the main focus of our operations. Bio-AMD Holdings is a technology company engaged in the rapidly expanding medical diagnostic Point of Care (“PoC”) market. Bio-AMD Holdings owns several patents and has several patent applications for technology platforms that can be applied into a variety of low cost, hand-held, digital diagnostic measurement devices capable of reading a variety of third party assays detecting medical conditions such as cardiac, prothrombin time measurement and infectious diseases. See Part II, Item 5, Other Information - Bio-Alternative Medical Devices.

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) and related agreements with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX pursuant to which we acquired a 93% interest in WDX. Pursuant to a July 23, 2010 Subscription Agreement among us, WDX and the Founders, we purchased 500,000 preferred shares of WDX and determined to allot up to 16,900 C Ordinary Shares of WDX to employees, directors and consultants of WDX to secure their continued serve to WDX and incentivize them in their performance thereof. As the result of the issuance of 14,061 of the 16,900 allotted shares, we owned 77.54% of WDX. On June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outgoings. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WDX to 87.13%. See Part II, Item 5, Other Information – WDX - Currency Risk Mitigation Business.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis.  As a consequence of the decision to wind down the operations of our subsidiary, FFE Ltd, we have reported the results of FFE Ltd. as “discontinued operations” in the financial statements covered in this quarterly filing for the period ended June 30, 2011. FFE Ltd. was formally dissolved in February 2011, the final winding down accounting transactions took place in May 2011.

The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made by us into our Bio-AMD Holdings and WDX subsidiaries, as described above.

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $636,739 and $1,142,215 for the three and six month periods ended June 30, 2011 compared to losses from continuing operations of $701,553 and $1,364,710 for the three and six month periods ended June 30, 2010.

The reduction in loss from continuing operations  for the three and six month periods ended June 30, 2011 (excluding the losses on discontinued operations) was primarily due to 1) Stock based compensation, a non-cash item, ($16,163 and $29,908 in the three and six month periods ended June 30, 2011 as compared to $149,521 and $217,368  in the three and six month periods ended June 30, 2010), 2) Audit and Accountancy fees ($19,091 and $78,396 in the three and six month periods ended June 30, 2011 as compared to $27,658 and $124,017 in the three and six month periods ended June 30, 20010), and 3) Public Relations and Advertising ($12,293 and $31,123 in the three and six month periods ended June 30, 2011 as compared to $53,830 and $81,089 in the three and six month periods ended June 30, 2010), The reduction was off-set by increases in consultancy, ($137,708 and $274,320 in the three and six month periods ended June 30, 2011 as compared to $129,319 and $256,801 in the three and six month periods ended June 30, 2010), payroll administration expenses ($236,408 and $391,847 in the three and six month periods ended June 30, 2011 as compared to $169,399 and $284,836 in the three and six month periods ended June 30, 2010), and rent and office related expenses ($35,751 and $76,102 in the three and six month periods ended June 30, 2011 as compared to $27,779 and $43,900 in the three and six month periods ended June 30, 2010). These increases were mainly due to the commencement of Bio-AMD in February 2010 meaning that 4 months of expenditure on these items during 2010 has been compared to 6 months of expenditure during 2011.

We incurred a loss from continuing operations of $8,826,085 for the period from March 10, 2006 (date of inception) through June 30, 2011.

Gains and Losses from Discontinued Operations

We had gains from discontinued operations of $586,402 and $586,518 for the three and six month periods ended June 30, 2011 resulting mainly from the discontinuance, final winding down and or liquidation of investment in FFE Ltd upon dissolution as compared to gains of $27,596 and $8,508 for the three and six month periods ended June 30, 2010.

The increase in gain from discontinued operations for the three and six month periods ended June 30, 2011 was primarily due to currency translation adjustment.

We incurred a loss from discontinued operations of $30,541,871 or $0.52 per share, for the period from March 10, 2006 (date of inception) through June 30, 2011 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,355,428 (consisted of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $3,433,397 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through June 30, 2011 and anticipate that we will not generate any revenues until late 2012.

Net Losses

We incurred net losses in the amounts of $50,337 or $0.01 per share and $555,697 or $0.01 per share for the three and six month periods ended June 30, 2011, respectively as compared to net losses of $673,957 or $0.02 per share and $1,356,202 or $0.03 per share for the three and six month periods ended June 30, 2010, respectively as discussed above.  We incurred a net loss in the amount of $39,367,956 or $0.14 per share for the period from March 10, 2006 (date of inception) through June 30, 2011.

Segment Information

We currently operate in two segments, the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and the development of technology platforms for adoption in, low cost, hand held electronic diagnostic devices capable of reading third party assays for detection of a variety of medical conditions at point of care, through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the six and three months ended June 30, 2011 and 2010 consists of the following

Three months ended June 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	86	-	3,288	3,374
Other income	1,716	-	-	1,716
Segment net loss	(227,165)	(102,267)	279,095	(50,337)
Expenditures for segment assets	-	-	-	-

Three months ended June 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	33	-	3,633	3,666
Other income	3,460	-	-	3,460
Segment net loss	(159,756)	(72,879)	(441,322)	(673,957)
Expenditures for segment assets	-	-	-	-

Six months ended June 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	157	-	5,952	6,109
Other income	3,717	-	-	3,717
Segment net loss	(384,184)	(212,151)	40,638	(555,697)
Segment total assets	155,686	853,932	2,485,392	3,495,010
Expenditures for segment assets	-	417	-	417

Six months ended June 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	33	-	4,993	5,026
Other income	5,959	-	-	5,959
Segment net loss	(320,656)	(118,965)	(916,581)	(1,356,202)
Segment total assets	119,532	1,213,715	4,065,162	5,398,409
Expenditures for segment assets	-	7,538	-	7,538

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At June 30, 2011, we had cash and cash equivalents of $3,378,397, other current assets of $52,202 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $371,363, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.  At December 31, 2010, we had cash and cash equivalents of $4,370,011, other current assets of $52,883 consisting of prepaid expenses, value added tax, other receivables and current assets of discontinued operations and current liabilities of $386,465, consisting of accounts payable, accrued expenses and taxation and social security.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities of continuing operations was $1,143,009 for the six months ended June 30, 2011, as compared to $1,113,652 for the six months ended June 30, 2010. Net cash used in operating activities of continuing operations for the six months ended June 30, 2011 is primarily attributable to our net loss from continuing operation of $1,142,215 and the net change in the balances of operating assets and liabilities in the amount of $35,123, net with depreciation of $4,421 and stock based compensation of $29,908.  During the period from March 10, 2006 (date of inception) through June 30, 2011, we used net cash in operating activities of continuing operations of $7,135,324, which was primarily attributable to our net loss from continuing operations of $8,826,085, net with depreciation of $8,845, impairment loss of $10,000, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,251,802, and the net change in the balances of operating assets and liabilities in the amount of $420,114.

Net Cash Used in Investing Activities

During the six months ended June 30, 2011, we used net cash in investing activities of continuing operations of $417 primarily for the purchase of property and equipment. During the six months ended June 30, 2010, we used net cash in investing activities of continuing operations of $7,538 primarily for the property and equipment acquired by Bio-AMD start up. During the period from March 10, 2006 (date of inception) through June 30, 2011, we used net cash in investing activities of continuing operations of $20,246 which is comprised of the purchase of mineral claims of $10,000 and equipment acquired by Bio-AMD of $10,246.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the six month period ended June 30, 2011.  During the period from March 10, 2006 (date of inception) through June 30, 2011, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in June 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through June 30, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (an 87.13% owned subsidiary as of June 30, 2011) and Bio-AMD Holdings Ltd. (a 63% owned subsidiary as of June 30, 2011). All significant intercompany transactions and balances have been eliminated in consolidation. The 12.87% third party ownership of WDX Organisation Ltd. and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at June 30, 2011) are recorded as non-controlling interests in the consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 87.13% owned subsidiary, WDX and of its 63% owned subsidiary, Bio-AMD Holdings Ltd., are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2011 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On July 21, 2009 we commenced an action in the Nevada Court against our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”), claiming relief for general and special damages on each count of Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, costs of the suit incurred including reasonable attorney’s fees and such other relief as the court deemed just and proper. On October 20, 2009 the Nevada Court granted a Motion to Dismiss filed by Mayer Brown on the grounds that the forum selection clause in the Company’s contract with Mayer Brown (as entered into by prior management) determined that any dispute, including relief for Professional Negligence, Breach of Fiduciary Duty and Breach of Contract, should be conducted in the UK courts.

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

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim is made up in amounts of approximately $4 million and approximately £1 million (approximately $1.6 million) amounting to a combined total claim of approximately $5.6 million. A defense and counterclaim (the counterclaim amounting to the outstanding invoices issued by Mayer Brown) to the Claim was submitted by Mayer Brown to the Court on April 7, 2011. The Company has replied to the defense and counterclaim and the Claim is now subject to the Court case management process, with information being exchanged prior to trial.  On May 26, 2011 we obtained an order from the Court that the trial of the Claim take place in a trial window between October 1, 2012 and December 31, 2012.  On July 28, 2011, we successfully obtained a varied order from the Court bringing the trial window forward to between May 1, 2012 and July 1, 2012.  The outcome of the Claim is unknown at this time.

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

We issued no equity securities during the quarter ended June 30, 2011.

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

Each of these product areas are at varying stages in their development.  The DSR is the most advanced, with testing currently being undertaken on a variety of third party strips to establish the technology platform; the novel aspect of the COAG patent filed is also being tested with results expected in the next three months; and MPR is in early feasibility stages of development work.

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

By the end of 2008, the PoC market was estimated to be worth $12.6 billion worldwide, of which $8.2 billion accounted for the established blood glucose monitoring market, $1.0 billion represented women’s health and the balance of $3.4 billion made up of other products including cardiology, oncology, infectious disease, coagulation and clinical chemistry.  The total market for PoC, excluding blood glucose products, is forecast to increase to $8.4 billion by the end of 2014, with average annual growth at approximately 11%.

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

The first planned product utilizing the DSR technology platform is a next generation, digital pregnancy test aimed at the established over the counter (“OTC”) market. Bio-AMD Holdings is currently collecting data from existing lateral flow test strips for human chorionic gonadotropin, the hormone produced early in pregnancy by the placenta, working with several bio-chemistry companies with manufacturing capability in both the US and China. In addition, Bio-AMD Holdings is exploring the extension of the DSR technology into related areas of the female health market such as ovulation, fertility and menopause testing, as well as cholesterol tests for both OTC and clinical use.

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

Bio-AMD Holdings Management

Bio-AMD Holdings is based at the Daresbury Science and Innovation Campus (“DSIC”) in Cheshire, UK.  The DSIC was formed as part of a UK government initiative to maximize the effects of public investment on business-science collaborations.  Being based at the DSIC means that Bio-AMD Holdings is able to access a network of government supported research facilities including expertise and resources which are based on site and collaborate with high profile government backed scientific bodies.  Bio-AMD Holdings has also collaborated extensively with the Science and Technologies Facilities Council, one of seven national research councils in the UK funded by the UK Government, on its MPR technology, following an introduction via the DSIC.

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

Operations - WDX Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of June 30, 2011, we owned 87.13% of the issued and outstanding share capital of WDX on a fully diluted basis (77.54% as at December 2010).

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

On September 17, 2010 WDX filed a Trademark Application with The European Trademark Office in relation to the word “Wocu”. This was granted and certified on July 14th 2011.

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows of WDX and create a leaner business structure that will assist the business to move into its next stage of development. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WDX to 87.13%. Two of the former WDX employees are WDX Board members. These individuals continue to serve as Board members and have undertaken to perform their normal duties at WDX as if they were employed for the immediate future, continuing to work on a number of existing sales opportunities, including a commodities exchange and several banks which have indicated an interest in creating tradable Wocu prices.  The Board of WDX believes that the current resources are adequate to pursue these objectives in the near term. Strategic options will be reviewed concurrently, in conjunction with the Board of Bio-AMD, Inc.

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

BIO-AMD, INC.

August 11, 2011	By:	/s/ Thomas Barr
Thomas Barr
Chief Executive Officer

August 11, 2011	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial Officer