Form 10-Q
period 2011-09-30
Bio-AMD Inc.
filed 2011-11-09
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 44,525,966 shares of the issuer’s common stock outstanding as of November 1, 2011.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and September 30, 2010 (unaudited) and the period from March 10, 2006 (date of inception) to September 30, 2011 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through September 30, 2011 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and September 30, 2010 (unaudited) and for the period from March 10, 2006 (date of inception) to September 30, 2011 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,902,910	$4,370,011
Prepaid expenses	20,564	27,144
Value added tax and other receivables	22,976	22,520
Current assets of discontinued operations	-	3,219

Total Current Assets	2,946,450	4,422,894

Property and equipment, net	12,687	5,438

Security deposits and other assets	62,142	44,425

Total Assets	$3,021,279	$4,472,757

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$375,445	$350,784
Accrued expenses	27,154	17,300
Taxation and social security	10,079	18,381

Total Current Liabilities	412,678	386,465

Total Liabilities	412,678	386,465

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at September 30, 2011 and December 31, 2010	44,526	44,526
Additional Paid-in Capital	42,429,397	42,354,269
Accumulated other comprehensive income - foreign currency translation adjustment	(2,986)	519,451
Deficit accumulated during development stage	(39,161,361)	(38,365,608)
Total Bio-AMD, Inc. Stockholders' Equity	3,309,576	4,552,638
Non Controlling Interest	(700,975)	(466,346)
Total equity	2,608,601	4,086,292

Total Liabilities and Equity	$3,021,279	$4,472,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the nine months		(date of inception) through
	ended September 30,		ended September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	-	-	21,726
Selling, general and administrative charges	463,941	549,702	1,615,982	1,925,397	9,358,789
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense	463,941	549,702	1,615,982	1,925,397	9,390,515

Operating loss	(463,941)	(549,702)	(1,615,982)	(1,925,397)	(9,390,515)

Other income:
Interest and other income	4,974	5,983	14,800	16,968	105,463

Loss from continuing operations, before provision for income taxes	(458,967)	(543,719)	(1,601,182)	(1,908,429)	(9,285,052)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(458,967)	(543,719)	(1,601,182)	(1,908,429)	(9,285,052)

Income (loss) on discontinued operations, net of tax	-	(48,890)	586,518	(40,382)	(30,541,871)

Net loss	(458,967)	$(592,609)	(1,014,664)	(1,948,811)	(39,826,923)

Net loss attributable to the non-controlling interest	(54,128)	(73,924)	(218,911)	(160,847)	(665,562)
Subsidiary preferred dividend attributable to the non-controlling interest	(11,524)	(7,830)	(27,331)	(16,155)	(52,084)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(393,315)	$(510,855)	$(768,422)	$(1,771,809)	$(39,109,277)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.15)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)	$(0.15)
Income (loss) per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$(0.00)	$0.01	$(0.00)	$(0.53)
Income (loss) per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$-	$(0.00)	$0.01	$(0.00)	$(0.53)
Net income (loss) per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.68)
Net income (loss) per common share attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.68)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	44,525,966	44,525,966	57,900,089

Weighted average number of common shares outstanding - fully diluted	44,525,966	44,525,966	44,525,966	44,525,966	57,900,089

Comprehensive Loss:
Net loss	$(458,967)	$(592,609)	$(1,014,664)	$(1,948,811)	$(39,826,923)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(73,968)	$309,789	(510,824)	$(43,732)	13,234
Total other comprehensive loss, net of tax	(532,935)	(282,820)	(1,525,488)	(1,992,543)	(39,813,689)
Comprehensive loss attributable to the non-controlling interest	52,963	56,401	207,298	150,583	649,342
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(479,972)	$(226,419)	$(1,318,190)	$(1,841,960)	$(39,164,347)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	47,797	-	-	-	47,797

Comprehensive Income	-	-	-	-	(522,437)	11,613	(510,824)

Subsidiary preferred dividend	-	-	27,331	-	-	(27,331)	-

Net Loss	-	-	-	(795,753)	-	(218,911)	(1,014,664)

Balance at September 30, 2011	44,525,966	$44,526	$42,429,397	$(39,161,361)	$(2,986)	$(700,975)	$2,608,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the nine months		(date of inception) through
	ended September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(1,014,664)	$(1,948,811)	$(39,826,923)
Net income (loss) from discontinued operations	586,518	(40,382)	$(30,541,871)
Net loss from continuing operations	(1,601,182)	(1,908,429)	$(9,285,052)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,417	-	8,841
Impairment loss - mineral claims	-	-	10,000
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	47,797	190,951	553,322
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,926	(10,223)	(47,972)
Sales tax and interest receivable	(2,047)	(21,438)	(55,632)
Security deposit and other assets	(17,850)	(17,434)	(65,337)
Accounts payable	41,196	51,089	462,409
Accrued expenses	(15,590)	(28,046)	126,105
Taxation and social security payable	(619)	1,985	49,680
Total Adjustments	66,230	166,884	1,757,785

Net cash used in operating activities of continuing operations	(1,534,952)	(1,741,545)	(7,527,267)

Cash flows from investing activities:
Purchase of property and equipment	(11,851)	(9,715)	(21,680)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(11,851)	(9,715)	(31,680)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	451	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	451	18,783,571

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	-	(28,166)	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash flows from discontinued operations	-	(28,166)	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	79,702	1,426	567,432

Net (decrease) increase in cash and cash equivalents	(1,467,101)	(1,777,549)	2,902,910

Cash and cash equivalents, beginning of period	4,370,011	6,771,218	-

Cash and cash equivalents, end of period	$2,902,910	$4,993,669	$2,902,910

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
(formerly Flex Fuels Energy, Inc.)
(A Development Stage Company)
 Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2011 and the results of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through September 30, 2011. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2011.

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

We have staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares. These mining claims are hereafter referred to as the “Malibu Gold Mine Property” or the “Malibu Gold Property”. We purchased the Malibu Gold Property in March of 2006. The Malibu Gold Property is located approximately 110 km northwest of Vancouver, British Columbia. Whilst we do not plan to invest further in the Malibu Gold Property, since it now considered as non-core to our operations, we have recently re-staked one of the claims that had expired for a very minimal fee so as to preserve value with a view to divestment, should a formal offer arise.   If no further work is performed our rights to the claims are expected to lapse on October 2, 2012 and January 12, 2014 at which time we will lose all interests that we have in the claims unless they are re-staked or otherwise renewed.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through September 30, 2011 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

FFE Ltd. was formally dissolved in February 2011; the final winding down accounting transactions took place in May 2011.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX. WDX is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WDX by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WDX and increased our equity position in WDX. Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WDX and the ownership of 75.66% of WDX by the Company, as at the fiscal year ended December 31, 2009.  During fiscal year ended December 31, 2010, WDX applied for an international patent over its algorithm and system of providing reference data for the global currency unit, and has been working to develop contracts with a variety of banks, currency exchange networks, data providers and derivative exchanges in an effort to commercialize its technology through licensing agreements.

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal year ended December 31, 2010, and through September 30, 2011, Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at September 30, 2011 and December 31, 2010, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WDX, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through September 30, 2011.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,527,267 and has an accumulated deficit of $39,161,361 at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through September 30, 2011, the Company has accumulated losses of $39,161,361 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (an 87.13% owned subsidiary as of September 30, 2011) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2011). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at September 30, 2011 is recorded as non-controlling interests in the consolidated financial statements.

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

As a result of the discontinuance of FFE Ltd’s operations determined on June 5, 2009, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, gain (loss) from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009. Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $618,241 from discontinued operations as a result from the final winding down and or liquidation of the investment in FFE Ltd.  In the aggregate, we have recognized a currency translation adjustment loss of $3,433,397 related to the discontinuance and or final winding down of the investment in FFE Ltd since the determination date, June 5, 2009 through May 2011 when the final winding down accounting transactions took place (see Note 3).

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at September 30, 2011 and 2010. For the three and nine months ended September 30, 2011 and 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Fair value of financial instruments

We have adopted accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at September 30, 2011 (approximately $136,000 at September 30, 2011) at each institution for each entity.  At times, such amounts held may exceed the FSA insured limits.  The uninsured cash bank balances were approximately $2,360,000 and $4,059,000 at September 30, 2011 and December 31, 2010, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended September 30, 2011 and 2010 was and expense of $17,889 and a credit of $26,417, respectively, the latter credit amount being due to downward fluctuations in the share price.  Stock based compensation recorded in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010 was $47,797 and $190,951, respectively.

Non-controlling Interests

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at September 30, 2011 and December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at September 30, 2011 and December 31, 2010 are classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements. FFE Ltd has been formally dissolved in May 2011.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations (unaudited):

	Three Months ended September 30,		Nine Months ended September 30,		Date of Inception to
	2011	2010	2011	2010	September 30, 2011
Loss from discontinued operations, net of tax	$-	$(144)	$(3,153)	$(14,768)	$(3,186,443)

Income/(loss) on disposal/abandonment of discontinued operations:

Impairment loss on capitalized plant under construction
	-	-	-	-	(458,730)
Loss on abandonment of assets	-	-	-	-	(565,714)
Transaction costs incurred
in connection with acquisition	-	-	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	-	(48,746)	589,671	(25,614)	(3,433,397)

Total income (loss) on disposal/abandonment
of discontinued operations, net of tax	-	(48,746)	589,671	(25,614)	(27,355,428)

Income (loss) from discontinued operations	$-	$(48,890)	$586,518	$(40,382)	$(30,541,871)

Assets and liabilities of discontinued operations:

	September 30, 2011 (Unaudited)	December 31, 2010
Assets:
Cash	$-	$201
Receivables	-	3,018
Current assets of discontinued operations	$-	$3,219

Note 4 - Related Party Transactions

During the three month periods ended September 30, 2011 and 2010, we paid an aggregate of $43,874 and $34,985, respectively to The ARM Partnership (“ARM”) a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the nine month periods ended September 30, 2011 and 2010, we paid an aggregate of $130,572 and $82,997 to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings and 2.32% of the outstanding share capital of WDX.  In addition, the Company paid a total of £4,500 and £3,500 during the nine month periods ended September 30, 2011 and 2010, respectively, (approximately $7,300 and $5,400, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK, The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

Note 5 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $21,361 and $20,596 for the three month periods ended September 30, 2011 and 2010, respectively. Rent expense was $66,476 and $48,481 for the nine month periods ended September 30, 2011 and 2010, respectively.

Employment agreements

As of September 30, 2011 Bio-AMD had no direct employees, all employment agreements having been terminated during the first half of 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Bio-AMD Holdings

There are two employees both of whom work on a full-time basis. Each of the service agreements are identical in nature and provide for the following:

•	Annual salaries of £75,000 (approximately $121,000), subject to annual review;
•	Minimum 2 year employment period;
•	Immediate termination by Bio-AMD Holdings for cause and similar events;
•	Termination by either party upon giving at least 6 months’ notice;
•	An entitlement to receive profit share on the basis of 7.5% of PBIT commencing December 31, 2010;
•	Expense reimbursement;
•	Bonus payments as determined by the board of directors;
•	All intellectual property made, designed or created during the term of the Service Agreement belongs to Bio-AMD Holdings;
•	Confidentiality provisions; and
•	Covenants not to compete.

WDX

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements for no additional consideration and or termination cost so as to reduce the monthly cash outgoings of the business.

Previously WDX had three employees working on a full-time basis. Each of the employment agreements were identical in nature and provided for the following:

•	Annual salaries of £65,000 (approximately US$105,000);
•	Expense reimbursement;
•	Immediate termination by WDX for cause and similar events;
•	Termination by either party upon giving of at least 3 months written notice;
•	Confidentiality provisions; and
•	Covenant not to compete.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $142,453 and $137,818 in consulting fees to these individuals for the three month periods ended September 30, 2011 and 2010, respectively.  The Company incurred $416,773 and $394,619 in consulting fees to these individuals for the nine month periods ended September 30, 2011 and 2010, respectively.  The Company incurred $1,585,906 in fees to these individuals for the period from March 10, 2006 (date of inception) through September 30, 2011.

Litigation

On April 9, 2010 in compliance with the UK Professional Negligence Pre-Action Protocol we informed our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”) of a proposed action to seek recovery of losses, damages and costs in the UK. On July 29, 2010 we were informed by Mayer Brown that it believed that our claims were wholly without merit. We fundamentally disagreed and subsequently prepared a detailed claim.

On February 8, 2011 we submitted a claim for damages for, amongst other things, professional negligence, and costs and interest, against Mayer Brown in the High Court of Justice, Chancery Division, London, UK (“Court”), having first obtained After The Event insurance (“ATE”) intended to protect us against costs being awarded against us in the event that we lose the claim.

Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim, which has been revised since initially being filed, is currently made up in amounts of approximately $4 million and approximately Ј1.5 million (approximately $2.4 million) amounting to a combined total claim of approximately $6.4 million. A defense and counterclaim (the counterclaim amounting to the outstanding invoices issued by Mayer Brown in the aggregate amount of approximately Ј132,120) to the Claim was submitted by Mayer Brown to the Court on April 7, 2011. The Company has replied to the defense and counterclaim and the Claim is now subject to the Court case management process, with information being exchanged prior to trial.   On May 26, 2011 we obtained an order from the Court that the trial of the Claim take place in a trial window between October 1, 2012 and December 31, 2012.  On July 28, 2011, we successfully obtained a varied order from the Court bringing the trial window forward to between May 1, 2012 and July 1, 2012.  The outcome of the Claim is unknown at this time.

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

Note 6 – Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three and nine months ended September 30, 2011 and 2010 consists of the following:

Three months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,475	2,475
Other income	2,499	-	-	2,499
Segment net loss	(51,900)	(114,785)	(292,282)	(458,967)
Expenditures for segment assets	4,036	-	-	4,036

Three months ended September 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	47	-	3,395	3,442
Other income	2,541	-	-	2,541
Segment net loss	(209,886)	(93,359)	(289,364)	(592,609)
Expenditures for segment assets	-	2,172	-	2,172

Nine months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	157	-	8,427	8,584
Other income	6,216	-	-	6,216
Segment net loss	(436,084)	(326,936)	(251,644)	(1,014,664)
Segment total assets	90,750	726,909	2,203,620	3,021,279
Expenditures for segment assets	11,434	417	-	11,851

Nine months ended September 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	80	-	8,388	8,468
Other income	8,500	-	-	8,500
Segment net loss	(530,542)	(212,324)	(1,205,945)	(1,948,811)
Segment total assets	729,603	1,151,447	3,227,784	5,108,834
Expenditures for segment assets	-	9,715	-	9,715

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD Holdings”), a UK limited company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings. Bio-AMD Holdings is presently the main focus of our operations. Bio-AMD Holdings is a technology company engaged in the rapidly expanding medical diagnostic Point of Care (“PoC”) market. Bio-AMD Holdings owns a portfolio of patents, six of which are being applied directly to technology platforms currently in development. The management team will review the suitability of other patents in the portfolio, which were originally acquired from a separate company which was in insolvency and was subsequently dissolved following the sale of the assets, as and when their renewal is due.  The technology platforms can be applied into a variety of low cost, hand-held, digital diagnostic measurement devices capable of reading a variety of third party assays detecting medical conditions in areas such as cardiology, blood coagulation and infectious diseases. See Part II, Item 5, Other Information - Bio-Alternative Medical Devices.

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

We have staked two mineral claims containing 33 cell claim units totaling approximately 683 hectares referred to herein as the “Malibu Gold Property”.  Whilst we do not plan to invest further in the Malibu Gold Property, since it now considered as non-core to our operations, we have recently re-staked one of the claims that had expired for a very minimal fee so as to preserve value with a view to divestment, should a formal offer arise.   If no further work is performed our rights to the claims are expected to lapse on October 2, 2012 and January 12, 2014 at which time we will lose all interests that we have in the claims unless they are re-staked or otherwise renewed.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis.  As a consequence of the decision to wind down the operations of our subsidiary, FFE Ltd, we have reported the results of FFE Ltd. as “discontinued operations” in the financial statements covered in this quarterly filing for the period ended September 30, 2011. FFE Ltd. was formally dissolved in February 2011, the final winding down accounting transactions took place in May 2011.

The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made by us into our Bio-AMD Holdings and WDX subsidiaries, as described above.

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $458,967 and $1,601,182 for the three and nine month periods ended September 30, 2011 compared to losses from continuing operations of $543,719 and $1,908,429 for the three and nine month periods ended September 30, 2010.

The reduction in loss from continuing operations  for the three and nine month periods ended September 30, 2011 (excluding the losses on discontinued operations) was primarily due to 1) Stock based compensation, a non-cash item, ($17,889 and $47,797 in the three and nine month periods ended September 30, 2011 as compared to $(26,417) and $190,951 in the three and nine month periods ended September 30, 2010), 2) Audit and Accountancy fees ($35,923 and $114,319 in the three and nine month periods ended September 30, 2011 as compared to $38,387 and $162,404 in the three and nine month periods ended September 30, 20010),  3) Public Relations and Advertising ($11,882 and $43,005 in the three and nine month periods ended September 30, 2011 as compared to $46,824 and $127,912 in the three and nine month periods ended September 30, 2010), 4) software expenditure ($12,518 and $62,225 in the three and nine month periods ended September 30, 2011 as compared to $40,621 and $77,457 in the three and nine month periods ended September 30, 2010).

The reduction was off-set by increases in 1) consultancy, ($142,453 and $416,773 in the three and nine month periods ended September 30, 2011 as compared to $137,819 and $394,619 in the three and nine month periods ended September 30, 2010), 2) professional fees ($12,822 and $18,623 in the three and nine month periods ended September 30, 2011 as compared to $28 and $5,485 in the three and nine month periods ended September 30, 2010), 3) payroll administration expenses ($68,535 and $460,382 in the three and nine month periods ended September 30, 2011 as compared to $149,676 and $434,512 in the three and nine month periods ended September 30, 2010), and 4) rent and office related expenses ($39,020 and $115,121 in the three and nine month periods ended September 30, 2011 as compared to $33,857 and $77,756 in the three and nine month periods ended September 30, 2010). These increases were mainly due to the commencement of Bio-AMD in February 2010 meaning that 7 months of expenditure on these items during 2010 has been compared to 9 months of expenditure during 2011.

We incurred a loss from continuing operations of $9,285,052 for the period from March 10, 2006 (date of inception) through September 30, 2011.

Gains and Losses from Discontinued Operations

We had gains from discontinued operations of $0 and $586,518 for the three and nine month periods ended September 30, 2011 resulting mainly from the discontinuance, final winding down and or liquidation of investment in FFE Ltd upon dissolution as compared to losses of $48,890 and $40,382 for the three and nine month periods ended September 30, 2010.

The increase in gain from discontinued operations for the three and nine month periods ended September 30, 2011 was primarily due to currency translation adjustment.

We incurred a loss from discontinued operations of $30,541,871 or $0.53 per share, for the period from March 10, 2006 (date of inception) through September 30, 2011 primarily due to the loss on disposal/abandonment of FFE Ltd., as discontinued operations, which amounted to $27,355,428 (which comprised of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587 c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $3,433,397 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through September 30, 2011 and anticipate that we will not generate any revenues until late 2012.

Net Losses

We incurred net losses in the amounts of $458,967 or $0.01 per share and $1,014,664 or $0.02 per share for the three and nine month periods ended September 30, 2011, respectively as compared to net losses of $592,609 or $0.01 per share and $1,948,811 or $0.04 per share for the three and nine month periods ended September 30, 2010, respectively as discussed above.  We incurred a net loss in the amount of $39,826,923 or $0.68 per share for the period from March 10, 2006 (date of inception) through September 30, 2011.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and 2) the development of highly accurate, low cost, hand held electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three and nine months ended September 30, 2011 and 2010 consists of the following:

Three months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,475	2,475
Other income	2,499	-	-	2,499
Segment net loss	(51,900)	(114,785)	(292,282)	(458,967)
Expenditures for segment assets	4,036	-	-	4,036

Three months ended September 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	47	-	3,395	3,442
Other income	2,541	-	-	2,541
Segment net loss	(209,886)	(93,359)	(289,364)	(592,609)
Expenditures for segment assets	-	2,172	-	2,172

Nine months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	157	-	8,427	8,584
Other income	6,216	-	-	6,216
Segment net loss	(436,084)	(326,936)	(251,644)	(1,014,664)
Segment total assets	90,750	726,909	2,203,620	3,021,279
Expenditures for segment assets	11,434	417	-	11,851

Nine months ended September 30, 2010:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	80	-	8,388	8,468
Other income	8,500	-	-	8,500
Segment net loss	(530,542)	(212,324)	(1,205,945)	(1,948,811)
Segment total assets	729,603	1,151,447	3,227,784	5,108,834
Expenditures for segment assets	-	9,715	-	9,715

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At September 30, 2011, we had cash and cash equivalents of $2,902,910, other current assets of $43,540 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $412,678, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.  At December 31, 2010, we had cash and cash equivalents of $4,370,011, other current assets of $52,883 consisting of prepaid expenses, value added tax, other receivables and current assets of discontinued operations and current liabilities of $386,465, consisting of accounts payable, accrued expenses and taxation and social security.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $1,534,952 for the nine months ended September 30, 2011, as compared to $1,741,545 for the nine months ended September 30, 2010. Net cash used in operating activities of continuing operations for the nine months ended September 30, 2011 is primarily attributable to our net loss from continuing operations of $1,601,182,  net with depreciation of $4,417 and stock based compensation of $47,797, and the net change in the balances of operating assets and liabilities in the amount of $14,016.  During the period from March 10, 2006 (date of inception) through September 30, 2011, we used net cash in operating activities of continuing operations of $7,527,267, which was primarily attributable to our net loss from continuing operations of $9,285,052, net with depreciation of $8,841, impairment loss of $10,000, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,269,691, and the net change in the balances of operating assets and liabilities in the amount of $469,253.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2011, we used net cash in investing activities of continuing operations of $11,851 primarily for the purchase of property and equipment. During the nine months ended September 30, 2010, we used net cash in investing activities of continuing operations of $9,715 primarily for the equipment acquired by Bio-AMD in its start up phase. During the period from March 10, 2006 (date of inception) through September 30, 2011, we used net cash in investing activities of continuing operations of $31,680 which is comprised of the purchase of mineral claims of $10,000 and software and equipment acquired by WDX and Bio-AMD of $21,680.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the nine month period ended September 30, 2011.  During the period from March 10, 2006 (date of inception) through September 30, 2011, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in June 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through September 30, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd., (an 87.13% owned subsidiary as of September 30, 2011) and Bio-AMD Holdings Ltd. (a 63% owned subsidiary as of September 30, 2011). All significant intercompany transactions and balances have been eliminated in consolidation. The 12.87% third party ownership of WDX Organisation Ltd., and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at September 30, 2011) are recorded as non-controlling interests in the consolidated financial statements.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2011 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On April 9, 2010 in compliance with the UK Professional Negligence Pre-Action Protocol we informed our former corporate counsel, Mayer Brown International, LLP (“Mayer Brown”) of a proposed action to seek recovery of losses, damages and costs in the UK. On July 29, 2010 we were informed by Mayer Brown that it believed that our claims were wholly without merit. We fundamentally disagreed and subsequently prepared a detailed claim.

On February 8, 2011 we submitted a claim for damages for, amongst other things, professional negligence, and costs and interest, against Mayer Brown in the High Court of Justice, Chancery Division, London, UK (“Court”), having first obtained After The Event insurance (“ATE”) intended to protect us against costs being awarded against us in the event that we lose the claim. Our claim is for damages, an account in respect of sums paid to Mayer Brown, a declaration that outstanding invoices issued by Mayer Brown are not due or payable by us (collectively, the “Claim”), and for interest and costs. The amount of the Claim, which has been revised since initially being filed, is currently made up in amounts of approximately $4 million and approximately £1.5 million (approximately $2.4 million) amounting to a combined total claim of approximately $6.4 million. A defense and counterclaim (the counterclaim amounting to the outstanding invoices issued by Mayer Brown in the aggregate amount of approximately £132,120) to the Claim was submitted by Mayer Brown to the Court on April 7, 2011. The Company has replied to the defense and counterclaim and the Claim is now subject to the Court case management process, with information being exchanged prior to trial.  On May 26, 2011 we obtained an order from the Court that the trial of the Claim take place in a trial window between October 1, 2012 and December 31, 2012.  On July 28, 2011, we successfully obtained a varied order from the Court bringing the trial window forward to between May 1, 2012 and July 1, 2012.  The outcome of the Claim is unknown at this time.

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

We issued no equity securities during the quarter ended September 30, 2011.

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

Bio-AMD Holdings is a technology company focused in the rapidly expanding PoC medical diagnostic reader market. Bio-AMD Holdings owns a portfolio of patents which have been filed in varying territories including UK, Europe, Japan, US and China (the “Patents”).  The Patents involve adaptable technology platforms that are being or are expected to be applied into a variety of low cost, hand-held, digital diagnostic reader devices for a range of semi-quantitative and quantitative tests, working with bio-chemistry and manufacturing companies.

Currently, Bio-AMD Holdings is working on the following product areas:

•
A novel Digital Strip Reader (“DSR”) able to perform a variety of PoC, low cost, rapid assay tests for example infectious diseases, drugs of abuse, cardiology, oncology, cholesterol and the female well-being market (pregnancy, fertility and menopause);

•	A digital, handheld, prothrombin time monitor/blood coagulation device (“COAG”) to enable patient based, anticoagulant drug therapy monitoring; and

•	A highly accurate Magnetic Particle Reader (“MPR”), providing fully quantitative measurement through the novel application of micro-fluidics and ‘lab-on-chip’ technology.

Each of these product areas are at varying stages in their development.  The DSR is the most advanced, with testing currently being undertaken on a variety of third party strips to establish the technology platform; an initial batch of the unique micro-fluidic strips developed under our COAG patent filed are currently being produced and will be tested during November; and MPR is in early feasibility stages of development work.

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

The total market for PoC, which includes cardiology, oncology, infectious diseases, blood coagulation and clinical chemistry markets, but excluding blood glucose products, is forecast to increase to $8.4 billion by the end of 2014, with average growth at approximately 11% per annum.

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

In parallel to the development of the DSR, Bio-AMD Holdings has commenced development of its COAG technology into a blood coagulation monitor.  Bio-AMD Holdings is currently testing the novel aspects of its patent application which involves the creation of a unique strip design and method for prothrombin time measurement.  We have received interest from a number of potential partners, and are in discussions with them to explore opportunities for joint final development, manufacturing and sales and distribution opportunities with each of them with regards our COAG technology.  However, these discussions are very early stage and there can be no assurance that they will result in a formal agreement or contract between the parties.

Bio-AMD Holdings has conducted early stage work on its MPR technology platform based on magnetic nano-particle manipulation and detection working with the Science and Technologies Facilities Council (“STFC”) in the UK, a government backed research body. MPR offers significantly enhanced sensitivity compared to purely optical methods, capable of interpreting results on a fully quantitative basis.  In many medical conditions early and accurate diagnosis is critical and sometimes makes the difference between full, partial or no recovery.  However, most quantitative measuring systems remain lab based and current medical practices based on late-stage, hospital based interventions constitute one of the most cost intensive solutions for healthcare providers.  Our proposed MPR technology aims to create a flexible, high speed, robust and highly sensitive diagnostic testing method which is small enough to be used 'near-patient' whether that be in an ambulance, a health clinic, a doctor’s office or at home. The MPR centers on a novel, highly sensitive and accurate method of determining with a much greater degree of accuracy and at very low levels (typically less than 5 micro liters) the presence and/or concentration of substances of interest in body fluids.  Immunoassays for these types of tests rely on the detection of magnetic nano-particles tagged with antibodies which adheres or binds to a molecule of interest.

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

The early stage work in conjunction with the STFC has been very positive and will form a base from which to conduct further development work on MPR, though at this stage, Bio-AMD will prioritize the completion of its DSR and COAG technologies before embarking on full scale development of MPR.

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

Operations - WDX Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of September 30, 2011, we owned 87.13% of the issued and outstanding share capital of WDX on a fully diluted basis (77.54% as at December 2010).

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

On September 10, 2009 a patent application was made to the United States Patent and Trademark Office designed to protect WDX’s computer implemented method for determining the value of a global currency unit using real time currency values and International Monetary Fund Gross Domestic Product data to weight those values. The application has been assigned the Publication No. US 2011-0060674 A1 and a Publication Date of 10 March 2011.

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

On September 9, 2010 WDX filed a New International Patent Application with The European Patent Office in relation to its computer-implemented global currency determination using a unique “World Currency” unit algorithm. The application has been assigned the Publication No. WO 2011/029880 and a Publication Date of March 17, 2011.Wocu

On September 17, 2010 WDX filed a Trademark Application with The European Trademark Office in relation to the word “Wocu”. This was granted and certified on July 14, 2011.

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows of WDX and create a leaner business structure that will assist the business to move into its next stage of development. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WDX to 87.13% of the ordinary shares.

The core strategy of WDX has been to secure interest across the triumvirate group of 1) corporates (who will trade and transact in the Wocu), 2) commercial banks (who would provide pricing and settlement of Wocu transactions into local currency), and 3) exchanges (who would provide products and instruments suitable for trading).  WDX has discussed at length the benefits of the Wocu to all three target groups with very positive feedback from each party.  However, securing sufficient licensing contracts has fallen short of expectations and consequently in August 2011, Mr. Ian Hillier-Brook was appointed as managing director for WDX tasked with converting and building on the existing pipeline of opportunities.  Mr. Hillier-Brook was previously the business development manager of WDX from its incorporation through to February 2010.  His background in sales, particularly in the software and technology sectors, and his personal contact network play to the WDX strategy. The current plan for WDX requires only a small executive team comprised of three individuals on sub contract arrangements to cover sales, IT and finance.  All direct monthly costs have been reduced to a minimum to maximize use of cash balances.  The Company has resolved to provide limited finance to WDX by way of intercompany loan, repayable on demand, during this interim period and will review its strategic options for WDX during Q1 of 2012.

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

BIO-AMD, INC.

November 9, 2011	By:	/s/ Thomas Barr
Thomas Barr
Chief Executive Officer

November 9, 2011	By:	/s/ Robert Galvin
Robert Galvin
Chief Financial Officer