Form 10-K
period 2011-12-31
Bio-AMD Inc.
filed 2012-03-29
CIK 1370030

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

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

Large Accelerated Filer ☐                                                     Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2011, there were 44,525,966 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,473,584 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $3,477,887 based on the closing price of $0.08 for the registrant’s common stock on June 30, 2011.

As of February 29, 2012 there were 44,525,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,”, “plans,” “may,” “could,” “should,” “likely,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage, through our majority owned subsidiary, Bio AMD Holdings Limited, in the Point Of Care diagnostic business;

2.	Our ability to successfully market, through our majority owned subsidiary, WDX Organisation Limited , the WOCUTM, WDX’s currency risk mitigation product;

3.	The intensity of competition in both of industries in which our subsidiaries operate;

4.	Our ability to raise additional capital if, as, and when needed on acceptable terms;

5.	General economic conditions that affect our industry or the global environment in which we operate; and

6.	Our ability to successfully attract and retain management and other key employees.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Bio-AMD, Inc. and unless otherwise differentiated, its subsidiaries, WDX Organisation Limited and Bio AMD Holdings Limited.

PART I

ITEM 1.	BUSINESS

Organizational History

We were incorporated in the State of Nevada under the name Malibu Minerals, Inc. on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. On July 6, 2007 we changed our name to Flex Fuels Energy, Inc. through a merger effected for that sole purpose. On April 15, 2011 we changed our name to Bio-AMD, Inc. through a merger effected for that sole purpose. During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd., a development stage company, was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products. Effective June 5, 2009, we determined to abandon FFE Ltd.’s proposed oil seed business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was formally dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

On May 1, 2009 we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales (“WDX”) representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX and as of December 31, 2011 owned 87.13% of WDX making it a majority owned subsidiary of ours. WDX is the developer of a technology designed to mitigate currency risk. See “Item 1. Business – Business Overview – WDX Currency Risk Mitigating Business”.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which business we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,287,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD owns a portfolio of patents and has several patent applications for technologies being developed in conjunction with bio-chemistry, and manufacturing companies into low cost hand-held, digital diagnostic measurement devices able to read third party assays.  See “Item 1. Business – Business Overview – Bio Alternative Medical Devices.”

On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” which was originally acquired on March 27, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.  Our rights and licenses were held via a trust agreement dated November 28, 2007 between the Company and Mr. James Laird, formerly a Director of the Company, in which the Company was deemed to have a beneficial interest, since non-Canadian entities are prohibited from holding such licenses directly.  The claims were sold for gross proceeds of 20,000 Canadian Dollars (approximately US$20,167 at the time of payment), subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately US$3,025 at the time of payment), to Mr. Laird who served as broker in the transaction.

Our fiscal year end is December 31.

Business Overview

During the financial year ended December 31, 2011, we were engaged in the following sectors:

•	developing our POC medical diagnostic reader device business; and

•	developing our currency risk mitigation business.

Although we maintained considerable cash balances throughout fiscal year ended December 31, 2011, we have incurred operating losses since our inception and have generated no revenues. As a result, we have generated negative cash flow and had an accumulated deficit of $37,807,576 as of December 31, 2011.

Our Strategy

Since May 2009, we have invested into two potential high growth projects which we believe can create shareholder value in the medium term:

•
WDX, the developer of the WOCU technology designed to mitigate currency risk for licensing into a wide variety of corporate and retail financial based products including exchanged traded funds, indexed structured products and derivatives, and of which we presently own 87.13%;

•
Bio-AMD, a company of which we own 63%, that has developed a patented technology platform capable of providing semi-quantitative and quantitative measurements of substances in fluids at very low levels and which can be applied into the medical diagnostic Point Of Care market through the development of hand held, medical diagnostic reader devices able to read third party assays.

During fiscal year 2012, we will continue to develop and commercialize Bio-AMD and WDX with the objective of creating sales revenue from either or both of the operations. This may necessitate the injection of further limited funds from our available cash balances, and may also require us to raise additional funds to support our future growth plans.  Bio-AMD has become our core focus of operation going forward.  Accordingly, we may subsequently divest of or reduce our control in WDX.  However, we cannot be certain when or if that might occur.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Operations – Bio Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,287,000 at the time of purchase). The purchase price was applied to the development of the Bio-AMD business. The 37% of Bio-AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%). Bio-AMD is a development stage company, formed in February 2010, which primarily operates through its subsidiary, Bio Alternative Medical Devices Limited. (“Bio-Medical”). Where context requires, reference to Bio-AMD also includes reference to Bio-Medical.

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

Currently, Bio-AMD has three primary technologies:

•
A Digital Strip Reader (“DSR”) able to perform a wide variety of POC, low cost, rapid assay tests for example infectious diseases, drugs of abuse, cardiology, oncology, cholesterol and the female well-being market (pregnancy, fertility and menopause);

•	A digital, handheld, POC prothrombin time monitor/blood coagulation device (“COAG”) to enable patient based, anticoagulant drug therapy monitoring; and

•	A highly accurate Magnetic Particle Reader (“MPR”), providing fully quantitative measurement through the novel application of micro-fluidics and ‘lab-on-chip’ technology.

Each of these technology areas are at varying stages in their development.

•
The DSR device has been tested and redesigned extensively since development work commenced based on market feedback obtained.  Currently, we have focused the first application of the technology into the well-established, over the counter (“OTC”), digital pregnancy testing market and are in discussions with a number of distributors to either supply the product under a “white label” arrangement to sell under their own brand, or license the technology directly.  At this point, no formal agreement has been entered into and no detailed commercial terms have been discussed.  The opportunity to manufacture the product for sale to a third party buyer will require significant additional development work which we will only consider undertaking on the strength of a firm order for the device in sufficient volumes that make it economically viable.    There can be no guarantee that we will enter into a commercial agreement with any third party with whom we discuss the DSR for pregnancy testing.

•
We have made significant progress during fiscal year ended 2011 for our COAG micro-fluidic strip technology, having established a design that allows low cost manufacture of the strip whilst ensuring scalability and repeatability, and we continue to develop the strip to further improve quality.  We are in early discussions with a third party with a view to establishing a development agreement for the COAG technology, whereby they would provide more detailed input and support to ensure the technology is market ready which can then be sold through their extensive market and distribution channels.

Our key objective has been to ensure that our more advanced technology platforms i.e. DSR and COAG, are at a stage where a commercial agreement(s) has been secured enabling us to launch our technology into the market which will both significantly enhance our public exposure and generate revenues from the sale of products or licensing of the technology.

Given the more advanced status of DSR and COAG as outlined above, and to provide a platform from which the Bio-AMD platform can grow, development of our MPR technology has been temporarily put on hold. Some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council , one of Europe’s largest independent scientific research public body organizations part funded by the UK Government.  We anticipate recommencing work on the MPR technology in the latter part of 2012.

Our aim for fiscal year ending 2012 is to secure commercial agreements for the DSR and COAG technologies.  As at December 31, 2011 there were no commercial agreements in place, and no revenues had been generated by Bio AMD Holdings.

The POC Market

POC diagnostics generally include diagnostic testing that is not performed in a central laboratory (often also referred to as ‘decentralized’ or ‘near patient’ testing). This includes tests at a doctor’s office, out-patient setting, emergency room, intensive or critical care unit, operating room or maternity unit or at home.  It encompasses tests performed using bodily fluids such as blood, urine or saliva samples.  A unique feature of POC technology is that it does not require interpretation by a trained laboratory professional, but is simple enough to be used by medical professionals or sometimes patients themselves.

In 2010, the POC market was estimated to be worth $13.7 billion worldwide, of which approximately 40% or $5.5 billion represented sales into women’s health and other products including cardiology, oncology, infectious disease, coagulation and clinical chemistry.  Annual market growth of 8% to 9% is predicted to 2016 due to growing adoption of POC technologies by both healthcare providers and consumers, and the introduction of new products that enable POC testing for more applications, enhanced ease-of-use and improvements on the accuracy of current products.

The main trends in the POC market are:

•	Development of increasingly wide ranges of complex bio-chemical detectors and markers;
•	Increasing sophistication of smart strips to accommodate innovations in bio-chemistry; and
•	Increasing sophistication of readers, now regarded as both alternatives and complements to complex laboratory equipment.

POC diagnosis requires the combination of two main fields of science:

•	Bio-chemistry designed to detect changes in body fluid chemistry and signal a medical condition; and
•	Electro-mechanical engineering required to create apparatus to measure those chemical changes.

Successful delivery of POC diagnosis combines the following elements:

•	The biochemistry itself;
•	The medium that holds and combines the bio-chemistry with a body fluid sample; and
•	The device/reader that detects the changes in the biochemistry and communicates the result to the user/patient.

Reader technology development is focused on several key trends:

•	The miniaturization of the reader using low tolerance electronic and mechanical components;
•	Ease of use;
•	Reliability/accuracy/sensitivity;
•	Low manufacturing and end user cost; and
•	Self–powered operation with preferable use of ‘green’ technology such as solar powering of the device.

We believe that Bio-AMD is an innovator in the field of reader technology development, given that its technology attributes fit well with these key trends.

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

Bio-AMD expects to benefit from participation in revenue sharing or royalty payments, licensing sales, milestone awards from development partners (depending on the commercial agreement entered into).  Where possible we will enter into manufacturing arrangements,  particularly for our DSR technology, whereby we progress the products further along the development cycle to where they are ready for manufacture, as margins are likely to be much higher than for example, licensing arrangements.  However, we will be very focused in deciding those products in which we undertake to manufacture as we are currently limited by funds, expertise and resources.

Bio-AMD continues to seeking grant funding primarily from the UK Government based initiatives and schemes, as and when they arise.  However, in the UK generally, since 2009, grant funding pools have diminished due to wider macro factors and applications for development grants that have been made available have become increasingly competitive and difficult to secure.

The first stage of Bio-AMD’s corporate strategy has been to develop its DSR technology platform utilizing a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on a unique optical sensor arrangement.  The DSR comprises a proprietary generic design incorporating sensors, diagnostics, display and power management capabilities.  The unique feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

Bio-AMD has created three versions of the DSR device, the first being for a single test, the second and third for a multi-test device, all of which are disposable (though the latter third multi-test device is designed to be slightly more robust for repeated use by clinicians, doctors and laboratories).  We expect to file new patent applications for the multi-test designs, comprising proprietary features independent of the underlying technology within the reader, which is also patented.

The first planned product utilizing the DSR technology platform is a next generation, digital pregnancy test aimed at the established OTC market. Bio-AMD is currently collecting data from existing lateral flow test strips for human chorionic gonadotropin, the hormone produced early in pregnancy by the placenta, working with a bio-chemistry company with manufacturing capability in both the US and China. Bio-AMD is in discussions with a number of distributors to either supply the product under a “white label” arrangement to sell under their own brand, or license the technology directly.  In addition there is also interest in extending the device technology into other areas of the wider female well-being health market such as ovulation, fertility and menopause testing.  Each technology platform and associated products will be positioned to command one or more of the commercial features described above, although the exact mix will depend on the type of diagnostic test reader being developed.

In parallel to the development of the DSR, Bio-AMD has commenced development of its COAG technology into a blood coagulation monitor.  Bio-AMD has performed initial tests of its patent application technology which involves the creation of a unique strip design and method for prothrombin time measurement, which have been successful.  We continue to progress with the product development and are currently streamlining the early manufacturing process for the strip, however, the COAG technology will require a development partner (with whom we would license the technology) with the requisite resources to ensure that a final product will be launched into the market,. We are currently in very early stage discussions with such a development partner, although no formal agreement has yet been entered into.

In many medical conditions early and accurate diagnosis is critical and sometimes makes the difference between full, partial or no recovery.  However, most quantitative measuring systems remain lab based and current medical practices based on late-stage, hospital based interventions constitute one of the most cost intensive solutions for healthcare providers.  Our proposed MPR technology aims to create a flexible, high speed, robust and highly sensitive diagnostic testing method which is small enough to be used 'near-patient' whether that be in an ambulance, a health clinic, a doctor’s office or at home. The MPR centers on a novel, highly sensitive and accurate method of determining with a much greater degree of accuracy and at very low levels of sample size (typically less than 5 micro liters) the presence and/or concentration of substances of interest in body fluids.  Immunoassays for these types of tests rely on the detection of magnetic nano-particles tagged with antibodies which adheres or binds to a molecule of interest.

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

Bio-AMD Management

Bio-AMD is based at the Daresbury Science and Innovation Campus (“DSIC”) in Cheshire, UK.  The DSIC was formed as part of a UK government initiative to maximize the effects of public investment on business-science collaborations.  Being based at the DSIC means that Bio-AMD is able to access a network of government supported research facilities including expertise and resources which are based on site and collaborate with high profile government backed scientific bodies.   To date, Bio-AMD has benefited from some small grant aid made available to it through various schemes offered throughout the campus network, and it continues to take advantage of the access afforded to it by the Science and Technologies Facilities Council, one of seven national research councils in the UK funded by the UK Government, which is located on the campus site.

Bio-AMD is managed by experienced personnel, expert in the development of technically advanced, low cost POC devices. Our Chief Financial Officer, Robert Galvin, is actively involved in the financial and commercial management of Bio-AMD and the execution of the Bio-AMD business plan. Mr. Galvin owns 12.33% of Bio-AMD directly.

Operations - WDX Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of December 31, 2011 and presently, we own 87.13% of the issued and outstanding share capital of WDX on a fully diluted basis.

WDX is the developer of a technology designed to mitigate currency risk known as the WOCU.  The WOCU is effectively a “World Currency” quotation derived by a WDX proprietary algorithm. The WOCU algorithm was completed in June 2009, with further development work including back-testing using historical foreign exchange data, to prove the attributes of the WOCU design, taking place throughout 2010. WDX has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed. On July 21, 2010 we entered into a Deed of Variation of Loan Agreement with WDX for the purpose of consolidating the outstanding loans (being a principal amount of 600,000 British Pounds) made by us to WDX.

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

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees effectively gave up 9,243 C Ordinary Shares.  This had the resultant effect of increasing our ownership in WDX to 87.13% on a fully diluted basis.

On September 9, 2010 WDX filed a New International Patent Application with The European Patent Office in relation to its computer-implemented global currency determination using a unique “World Currency” unit algorithm. The application was assigned Publication No. WO2011/029880 and a Publication Date of March 17, 2011.  Previously, on September 10, 2009 a patent application was made to the United States Patent and Trademark Office designed to protect WDX’s computer implemented method for determining the value of a global currency unit using real time currency values and International Monetary Fund Gross Domestic Product data to weight those values.  We are now approaching the end of the protection period afforded by the patent applications, which will require WDX to incur significant fees to pursue the ultimate grant of the original patent application.  WDX management has reviewed the original application materials and the correspondence received to date from the US patent office and concluded that the probability of securing a successful patent grant is lower than initially expected.  Consequently, WDX intends to allow both the US and International patent applications to lapse so as not to incur any further costs. WDX does not believe this to be detrimental to its efforts since the patent applications have primarily been used as a marginal part of our marketing efforts to date, and we are not advised by any market participant that a “patent-pending” is a pre-requisite to entering into a commercial agreement.  In addition, WDX has determined it to be prudent to expense in full, the asset value currently held on the balance sheet related to capitalized patent costs amounting to $33,046.

On September 17, 2010 WDX filed a Trademark Application with The European Trademark Office in relation to the word WOCU which was granted and certified on July 14, 2011.

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

The WOCU’s generally low volatility (compared to the world’s traditional reserve currency, the US Dollar, “USD”) against fiat currencies offers huge commercial advantages as a unit of account for the denomination of world trade, compared to the status quo of cross border trade denominated in fiat currency pairs, or in USD.  Transactions across currencies (except in isolated cases where one exchange rate is “pegged” to the other) inevitably involve a potential “casino effect”, where the profitability of a commercial trade is affected by movements in exchange rates. The WOCU’s advantage is its lowered volatility compared to traditional exchange rate pairs, coupled with its transparent and readily exchangeable nature. Multinationals or international trading partners can choose to transact across borders and denominate the value of those transactions in WOCU, reducing the risk of unfavorable exchange rate movement. This is especially true of longer term contracts, such as protracted construction projects, or forward buying.

The WOCU’s apolitical, bank-independent, transparent, instantly available and universal nature is seen as a key differentiator between it and bespoke currency baskets sometimes used to manage currency risk, which are currently the preserve of larger institutions and corporations.

The WOCU quotation is available as daily and hourly fixed reference prices, as real time, millisecond updated prices and as 15 minute delayed prices. In addition WOCU Foreign Exchange (“FX”) 1, 2, 3, 6, 9 and 12 month Forward quotations are produced by WDX against the USD, from which a Forward WOCU rate can be calculated for any currency for which Forward rates are currently quoted, plus WOCU Interest Rate forward quotations covering the Overnight 1, 2, 3, 6, 9 and 12 month money market periods. The WOCU reference price is fixed daily at 16:00 UTC against all major currencies and is also available as an hourly reference price, from 00:00 Monday to 23:00 Friday, and as hourly price captures for Gold, Silver and Oil.

The WOCU real-time price is produced by WDX in a multiple redundancy environment to support 24 x 7 availability of the quotation with monitoring and failover functionality. The WOCU real-time quotation is available (non-exclusively) from WDX’s re-seller Interactive Data Corporation (“IDC”) via its data terminals and data feeds under the ticker symbol XCU. IDC currently calculate and offer 47 WOCU based currency pairs, and 6 commodities, as cross rates and supply a stand-alone WOCU real-time charting package application via IDC’s PrimePortal™ application.

The WOCU quotation is also available via two  mobile applications for Apple mobile devices, the first, “Spot WOCU… in your pocket” is an English language only version, the second, “WOCU”, supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WDX by RSS feed, e-mail and via WDX’s FTP server. The WOCU quotation as a 15 minute delayed, 5 second update price is also available from the Company’s corporate website www.WOCU.com.

The WOCU, if successfully established, may be incorporated into the following areas:

•	Multinational corporate treasury operations;
•	Reference pricing for general global trade;
•	Commodity pricing and trade;
•	Currency balanced savings accounts;
•	Fund management, including Exchange Traded Funds;
•	FX and derivative trading and speculation;
•	Global index calculations; and
•	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

WDX corporate strategy and Business model

The core strategy of WDX has been to market the WOCU across an inter-connected triumvirate group of 1) corporates (who will trade and transact in the WOCU), 2) commercial banks (who would provide pricing and settlement of WOCU transactions into local currency), and 3) exchanges (who would provide products and instruments suitable for trading).

Since the initial investment, WDX has had many numerous discussions with members from all three target groups, with strong interest shown by the majority of parties.  However, securing sufficient licensing contracts has fallen far short of initial expectations despite the injection of additional working capital funding in July 2010.  In June 2011, WDX determined that all employee contracts should be terminated, with a view to reducing the fixed monthly expenditure.

Following an extensive strategic review, WDX will pursue a focused strategy to execute those targets in the near-term pipeline, coupled with limited yet targeted marketing and business development activity to secure new contract opportunities. The Company believes that activity since May 2009 has provided a sufficient platform from which to be able to undertake this targeted activity which will be based on the extensive feedback and market intelligence gathered during this period.  In addition, WDX plan to develop further a network of individuals who will serve as introducing agents to the business, charged with identifying suitable prospects which fit our target profile.  These agents will be remunerated purely on successful results, and the exact terms of any such arrangement will be agreed between WDX and the individual on a case by case basis.  Agents will be chosen based on their potential, and are likely to have extensive knowledge of the financial markets, and a very deep client network.

In August 2011, Mr. Ian Hillier-Brook, the business development manager for WDX until February 2010, was appointed as managing director for WDX.  In addition, Mr. Michael Blakey, the previous IT and Operations Director, was re-appointed.  Both were engaged on fixed term contracts terminating on December 31, 2011, to help assist in driving this new strategy. Prior to the termination date, Mr. Hillier-Brook advised of his intention to take up an alternative sales post which had been offered to him, and his contract was therefore not renewed for a further period. Since January 1, 2012, Mr. Blakey has assumed leadership responsibility for WDX.

All direct monthly costs have been reduced to a minimum to maximize use of cash balances.  The Company has resolved to provide limited finance to WDX by way of intercompany loan, repayable on demand, during this interim period.  Additionally, WDX has benefitted from cash received from a local tax credit rebate for the prior year ended December 31, 2009, and will submit further applications for 2010 and 2011 in due course. The Company will review its strategic options for WDX during the second quarter of 2012.

WDX plans to monetize its products with a combined license fee and commission based transaction fee linked to volume trades made in WOCU.  Specifically, WDX plans to generate multiple revenue streams;

•	From / via users: reference, real time and historical data sales, to be distributed via global third party data distributors;
•	From banks: transaction fees and / or algorithm licensing fees; and
•	From derivatives exchanges: transaction fees and / or WOCU licensing fees.

Key partnerships and relationships in this regard fall broadly into these categories;

•	Data distribution;
•	Bank and FX Electronic Communication Networks (“ECN”) liquidity;
•	Derivative liquidity;
•	Commercial customers; and
•	Other platforms and opportunities.

Our CFO Robert Galvin is actively involved in the financial management and corporate development of WDX and the implementation of the WDX business plan.

Malibu Gold Property

Property Acquisition Details

On March 27, 2006, we acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a former director and stockholder, for $10,000.  Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, Mr. Laird held the license on our behalf under a trust agreement entered into on November 28, 2007.  Since 2009, the property has been considered as non-core to our overall strategy and we have not invested in the development of the claims since that time, other than to re-stake one of the claims that had expired for a minimal fee so as to preserve value whilst we sought a buyer.  On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” for gross proceeds of 20,000 Canadian Dollars (approximately US$20,167 at the time of payment), subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately US$3,025 at the time of payment) to Mr. Laird who served as broker in the transaction.

Discontinued Operation - FFE Ltd.

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis. As a consequence of this decision to wind down the operations of FFE Ltd., we have reported the results of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2011. In addition, we have reclassified the historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd.’s operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the year ended December 31, 2011 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd. as a discontinued operation is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholder’s funds, and to the investments made into Bio-AMD and WDX as described above.

On November 25, 2010 we filed to have FFE Ltd formally dissolved, having first assigned all rights to the Company.  FFE Ltd was formally dissolved in February 2011 at which time there were no outstanding liabilities, and all existing assets had been transferred to the Company.

Employees

As of December 31, 2011 Bio-AMD Inc. had no direct employees.

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

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2012 to handle anticipated growth.

WDX

Until June 30, 2011 WDX had three employees including a Managing Director, Operations/IT Manager, and Sales Director. WDX also received the services of Robert Galvin, our Chief Financial Officer, through a consulting arrangement.

All WDX employees worked on a full-time basis. The employment agreements were identical in nature and provided for the following:

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

Effective July 1, 2010 WDX entered into a 12-month Consulting Agreement (the “Consulting Agreement”) with The ARM Partnership (the “Consultant”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  Thereunder, WDX received the services of Mr. Galvin for an average of one day per week. Mr. Galvin’s responsibilities under the Consulting Agreement include assisting WDX with financial and corporate advice, activities relating to corporate operations, governance, compliance and related documentation and providing such other services as WDX reasonably required.  The Consulting Agreement was terminated effective June 30, 2011 in line with all employees. Under the Consulting Agreement, WDX paid the Consultant a fee of £1,500 British Pounds Sterling (approximately US$2,384) for each month that the Consulting Agreement was in effect.  The Consulting Agreement also provided for expense reimbursement.  In connection with the execution of the Consulting Agreement, on July 23, 2010 WDX issued 1,736 C Ordinary Shares to the Consultant, representing upon issuance 2% of WDX’s fully diluted equity capital at that time. The Consulting Agreement contained standard confidentiality provisions. The Consulting Agreement also contained a restriction which prohibited the Consultant, during the term of the Consulting Agreement and for a period of six months thereafter, from soliciting the services of, or attempting to entice away, any senior employees of WDX.  Effective October 1, 2011, the contract was re-instated on the same terms as before except that the monthly fee was reduced temporarily to £1,000 (approximately $1,600).

Bio-AMD

As of December 31, 2011, Bio-AMD had 2 employees, a Managing Director and a Chief Technology Officer. Bio-AMD also receives the services of Robert Galvin, our Chief Financial Officer, through a consulting arrangement.

All Bio-AMD employees work on a full-time basis. The service agreements are identical in nature and provide for the following:

•	Annual salaries of £75,000 (approximately $116,000), subject to annual review;
•	Minimum 2 year employment period
•	Immediate termination by Bio-AMD for cause and similar events;
•	Termination by either party upon giving at least 6 months notice;
•	An entitlement to receive profit share on the basis of 7.5% of PBIT;
•	Expense reimbursement;
•	Bonus payments as determined by the board of directors;
•	All intellectual property made, designed or created during the term of the Service Agreement belongs to Bio-AMD;
•	Confidentiality provisions; and
•	Covenants not to compete.

Effective October 1, 2011, the employees agreed to amend the service agreements and reduce the annual salary to £60,000 (approximately $92,000), subject to annual review.

Effective March 1, 2010 Bio-AMD entered into a Consulting Agreement (the “Consulting Agreement”) with The ARM Partnership (the “Consultant”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  Thereunder, Bio-AMD receives the services of Mr. Galvin for an average of one day per week, which may increase in the future.  Mr. Galvin’s responsibilities under the Consulting Agreement include oversight of Bio-AMD financial, operational, corporate governance and related functions.  The Consulting Agreement continues in effect until it is terminated by either party upon 3 months prior written notice.  Notwithstanding the foregoing, Bio-AMD may terminate the Consulting Agreement at any time by written notice to Consultant if, among other things, a receiver or administrator is appointed for Consultant; a sale of Bio-AMD, or Bio-AMD occurs ; the Consultant becomes incompetent; the Consultant commits an act of misconduct, dishonesty or willful neglect of duty; the Consultant is declared bankrupt; the Consultant is convicted of insider trading or any criminal offense; or the Consultant fails to provide services for a continuous period of 2 months or for an aggregate of 4 months within any 12 month period.  The Consulting Agreement may also be terminated at any time, by the non-breaching party, if either the Consultant or Bio-AMD commits a material breach of the Consulting Agreement.  Under the Consulting Agreement, Bio-AMD pays the Consultant a fee of £326 British Pounds Sterling (approximately US$500) for each day of service.  The Consulting Agreement also provides for expense reimbursement.  The Consulting Agreement contains standard confidentiality provisions. The Consulting Agreement also contains a restriction which prohibits the Consultant, during the term of the Consulting Agreement and for a period of six months thereafter, from soliciting the services of, or attempting to entice away, any senior employees of Bio-AMD.

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

In addition our filings can be viewed on the “investor” section of our Internet site at www.bioamd.com.

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

For our 2011 fiscal year, we incurred an operating loss of $2,892,355. We have generated no revenues to date.  We plan to increase our expenses associated with the development of our Point Of Care (“POC”) diagnostics business and with the development or divestment of our currency risk mitigation business.  There is no assurance we will be able to derive revenues from the exploitation of our POC diagnostics business or our currency risk mitigation business to successfully achieve positive cash flow or that our POC diagnostics business or currency risk mitigation business will be successful.  If we achieve profitability, we may be unable to sustain or increase profits on a quarterly or annual basis to generate revenues in the future.

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

The consolidated financial statements for the year ended December 31, 2011 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2011 we raised approximately $18,977,000, net of placement costs and at December 31, 2011 held $3,877,788  in cash. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $38,513,609 for the period from March 10, 2006 (date of inception) to December 31, 2011 and have not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, upon the future success of our planned businesses and upon profitable operations from the development of acquisitions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we engage in acquisition or expansion activities, we may require additional financing to fund our operations.  We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders.  Currently, we do not have any arrangements in place for additional funding.  There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our planned business may fail.

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

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance.

We do not presently maintain Directors and Officers Insurance.  This may deter or preclude persons from joining our management or cause them to demand additional compensation to join our management.

We will need to increase our size, and may experience difficulties in managing growth.

Bio-AMD, Inc. is a smaller reporting company with no direct employees as of December 31, 2011. WDX had no employees as at December 31, 2011. Bio-AMD had two employees as of December 31, 2011. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and POC diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

Bio-AMD relies on third parties to support product delivery.

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

To the extent we in the future manufacture, import from, sell or license our products or technologies outside the United Kingdom, we will be subject to the risks associated with fluctuations in currency exchange rates. We may also be subject to tariff regulations and requirements for import and export licenses, particularly with respect to the export of certain technologies (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

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

A competing product may be launched by a larger, more established competitor.

A competitor may launch a similar product. Such a competitor would likely be financial institution with far greater financial support and backing, which may facilitate the sale of its product in a more timely fashion than WDX is able to achieve.

WDX relies on third parties to support product delivery.

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

Our common stock is listed on the OTC-Bulletin Board (Ticker: BIAD.OB) and OTC Markets (Ticker: BIAD.QB) and our shares qualify as a penny stock. As such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

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

ITEM 2.                  PROPERTIES

We occupy premises, which we use as our administrative and management offices, by means of rental arrangements:

•
One of these offices currently serves as the Company’s primary business address and is located at 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK, comprising of office space and meeting rooms in central London. The lessee of these premises is the ARM Partnership (Robert Galvin, our Chief Financial Officer, is a Partner of that partnership).  The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $770), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

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

•
WDX occupies office space at New Broad Street House, 35 New Broad Street, London UK comprising of one operating office. The term of the lease is for a period of two years ending on October 31, 2012. The rental charge for this office is £2,398 (approximately $3,700) per month.

We do not own any real estate.

Malibu Gold Property

On December 24, 2011 we sold our interest in the Malibu Gold Property; see “Description of Business” for further details.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

On February 8, 2011, Bio-AMD, Inc. ("Bio-AMD") commenced proceedings against Mayer Brown International LLP in the High Court of Justice, Chancery Division, London, UK under action number HC11C00257.  Mayer Brown denied any and all of the allegations made against it by Bio-AMD.   The parties agreed to settle the claim in November 2011 and have filed a Consent Order with the Court. On December 2, 2011 we received the sum of £1,600,000 British Pounds (approximately US $ 2,500,000), from which deductions for deferred costs were made related to the action approximating to £663,000 British Pounds (approximately $1,000,000).  By the Consent Order, Bio-AMD withdrew any and all allegations of fraud, conspiracy and breach of fiduciary duty against Mayer Brown and agreed to the dismissal of the action with no order as to costs.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

 “Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “BIAD.OB” and OTC Markets under the symbol “BIAD.QB since May 18, 2011 and under the symbol FXFL. OB from June 2007 through May 17, 2011.  Prior to June 2007 our common stock was not quoted.

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

Quarter Ended	High Bid(1)	Low Bid(1)

December 31, 2011	$0.07	$0.03
September 30, 2011	$0.083	$0.051
June 30, 2011	$0.10	$0.083
March 31, 2011	$0.15	$0.085
December 31, 2010	$0.10	$0.07
September 30, 2010	$0.11	$0.06
June 30, 2010	$0.11	$0.072
March 31, 2010	$0.10	$0.025

(1)  On May 21, 2007 our Board of Directors declared a stock split, distribution to be May 22, 2007, in the form of a dividend of five additional shares of our common stock for each share owned by stockholders of record at the close of business on May 21, 2007.  All high and low closing bid prices reflect the split.

As of December 31, 2011, we had 128 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2011.

During the period from March 10, 2006 (date of inception) through December 31, 2011, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2011.

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

Results of Operations

Loss from Continuing Operations

We incurred a loss from continuing operations of $287,868 for the year ended December 31, 2011.  For the year ended December 31, 2010, we incurred a loss from continuing operations of $2,539,345.  The reduction in comparable loss was primarily due to the settlement of our claim against Mayer Brown in November 2011, under which we received the sum of £1,600,000 (approximately $2,500,000), from which deductions for deferred costs relating to the action were made totaling £663,000 (approximately $1,000,000).  We incurred losses from continuing operations of $7,971,738 for the period from March 10, 2006 (date of inception) through December 31, 2011 and have not yet generated any revenues since inception that can support our operating expenses.  We anticipate that we will not generate any material revenues until the final quarter of the current financial year ended 2012.

Loss from Discontinued Operations

We realized a gain from discontinued operations of $586,518 for the year ended December 31, 2011 and incurred losses of $40,451 for the year ended December 31, 2010.  The gain was primarily due to the winding down of FFE Ltd. and reduced related translation adjustments.  We incurred losses from discontinued operations of $30,541,871for the period from March 10, 2006 (date of inception) through December 31, 2011 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,945,099  (consisting of loss on disposal/abandonment of (a) assets of $565,714, (b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, (c) an impairment loss on capitalized plant under construction of $458,730, and (d) removal of the accumulated foreign currency translation adjustments of $4,023,068, related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and realized a loss from disposal/abandonment or liquidation of the investment in FFE Ltd.).

Net (Income)/Loss

We incurred net (income) losses in the amounts of $(298,650) and $2,579,796 for the years ended December 31, 2011 and 2010, respectively.  The net gain was primarily due to the settlement of our ongoing claim against Mayer Brown (which included the write back of a long outstanding amount related to disputed legal charges included within payables on our balance sheet since 2009 in the amount of $282,169 and the gain recorded for discontinued operations as described above.  We incurred a net loss in the amount of $38,513,609 for the period from March 10, 2006 (date of inception) through December 31, 2011.

Revenues and other Income

We generated no revenues during the period from March 10, 2006 (date of inception) through December 31, 2011.

We recorded Other Income during the period ended December 31, 2011 amounting to $2,604,487 comprised primarily of 1) the settlement of our claim against Mayer Brown for the gross amount of approximately $2,500,000, 2) the sale of our interests in the Malibu Gold Property for gross proceeds of 20,000 Canadian Dollars (approximately US$20,167 at the time of payment), from which a commission of 3,000 Canadian Dollars (approximately US$3,025 at the time of payment) was paid in February, 2012, 3) a UK tax credit rebate granted to our subsidiary WDX amounting to £40,997 (approximately $65,776) in consideration for a retrospective application for the surrender of operating tax losses in the financial year ended December 31, 2009.

Operating loss

On June 5, 2009, we formally determined to proceed with an orderly wind down of the operations of our subsidiary FFE Ltd.  We have reported the historical operations and costs, and the assets and liabilities of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2011. FFE Ltd was dissolved in February 2011.

The main components of the recorded operating loss during the fiscal years ended December 31, 2011 and 2010, and for the period from March 10, 2006 (date of inception) through December 31, 2011 were as follows:

		Years ended December 31,		For the Period from March 10, 2006 (date of inception) through December 31,
	Note	2011	2010	2011
Consulting expenses	1	$736,214	$538,304	$1,910,347
Payroll and administrative expenses	2	$512,477	$588,355	$2,199,036
Legal Fees	3	$1,271,600	$465,190	$4,054,462
Professional Fees	4	$139,331	$201,521	$1,061,511
Rent, Office related, Telecoms and Miscellaneous	5	$224,501	$189,464	$529,578
Warrant issuance	6	$84,545	$341,975	$590,070

(1)
Consulting expenses increased by $197,910 to $736,214 for the year ended December 31, 2011, compared to $538,304 for the year ended December 31, 2010. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The increase was primarily due to a one time discretionary bonus paid awarded to the Directors amounting to £95,000 (approximately $150,000). This bonus related to exceptional performance for activity directly related to the successful settlement of original proceedings against Mayer Brown, in the absence of protection via D&O insurance, and culminating in our receiving the sum of £1,600,000 (approximately $2,500,000) from which deductions and deferred costs related to the action amounting to approximately £663,000 (approximately $1,000,000) were made.

(2)
Payroll and administrative expenses reduced by $75,878 from $588,355 for the year ended December 31, 2010 to $512,477 for the year ended December 31, 2011. The reduction was primarily due to the termination of employee contracts in WDX in June 2011, and to the reduction in salary agreed with the two employees of Bio-AMD effective October 2011.

(3)
Legal fees increased by $806,410 from $465,190 for the year ended December 31, 2010 to $1,271,600 for the year ended December 31, 2011.   This increase was primarily due to deferred cost and final expenses related to our legal action against Mayer Brown which was settled in November 2011, and net of all previously expensed legal fees held on our balance sheet as liabilities, which were subsequently written off amounting to $282,169.

(4)
Professional fees comprised primarily of audit and financial compliance related costs, which reduced by $62,191 from $201,521 for the year ended December 31, 2010 to $139,331 for the year ended December 31, 2011.

(5)
Rent, Office related, Telecoms and Travel expense was $224,501 for the year ended December 31, 2011 compared to $189,464 for the year ended December 31, 2010.  The increase of $35,037 can be attributed to a full year expense for our subsidiary BioAMD in the year ended December 31, 2011 as compared to a partial year expense in the year ended December 31, 2010

(6)
On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company.  The fair value of the warrants which vested in the period ended December 31, 2011 amounted to a non-cash accounting charge of $84,545, a reduction of $257,430 as compared to the charge for the year ended December 31, 2010 amounting to $341,975, which was due primarily to changes in the variables underlying the warrant calculation.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio AMD Holdings. Segment information for the years ended December 31, 2011 and 2010 consists of the following:

Year ended December 31, 2011:

	WDX	Bio-AMD	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	170	-	11,083	11,253
Other income	73,234	-	2,520,000	2,593,234
Segment net income(loss)	(487,554)	(431,886)	1,218,070	298,650
Segment assets	123,331	601,424	3,262,529	3,987,284
Expenditures for segment assets	10,429	414	-	10,843

Year ended December 31, 2010:

	WDX		Bio-AMD		Other (Corporate)		Consolidated

Revenue	$	−	$	−	$	−	$	−
Interest income		80		−		11,008		11,088
Other income		9,959		−		1,231		11,190
Segment net loss		(682,177)		(327,844)		(1,569,775)		(2,579,796)
Segment assets		529,015		1,031,064		2,912,677		4,472,756
Expenditures for segment assets		−		9,829		−		9,829

Net loss Attributable to the non-controlling interests

Net loss attributable to the non-controlling interest amounted to $259,382 for the year ended December 31, 2011 compared to $237,647 for the year ended December 31, 2010. Net loss attributable to the non-controlling interests amounted to $706,033 for the period from March 10, 2006 (date of inception) through December 31, 2011. The net loss attributable to the non-controlling interests represented the 37% third party ownership of Bio-AMD and the 12.87% third party ownership of WDX's share of its net loss for the year ended December 31, 2011.

Liquidity and Capital Resources

We expect that we will need additional capital to implement our strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans.  Even if financing is available, it may not be on terms that are acceptable to us.  In addition, we do not have any determined sources for any future funding.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  We represent a speculative investment and investors may lose all of their investment.

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

At December 31, 2011, cash was $3,877,788 and we had other current assets of $78,145 which consisted of value added tax and other receivables and prepaid expenses; at the same time we had current liabilities of $39,354, which consisted of accounts payable, accrued expenses, and taxation and social security. We attribute our net loss from continuing operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2010, cash was $4,370,011 and we had other current assets of $52,883, which consisted of value added tax and other receivables, prepaid expenses and current assets of discontinued operations and current liabilities of $386,465, which consisted of accounts payable, including a contested amount of approximately $239,000 billed by Mayer Brown, accrued expenses and taxation and social security.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $550,098 for the year ended December 31, 2011, as compared to net cash used of $2,230,909 for the year ended December 31, 2010. The decrease was primarily due to the receipt of funds following the settlement of the legal action against Mayer Brown.

Net Cash Used in Investing Activities

During the year ended December 31, 2011, we used net cash in investing activities of continuing operations of $10,843, as compared to $9,829 for the year ended December 31, 2010, primarily for the procurement of equipment by BioAMD in connection with the product development work being undertaken. During the period from March 10 2006 (date of inception) through December 31, 2011, we used net cash in investing activities of continuing operations of $30,672, which is comprised of the purchase of mineral claim of $10,000 and equipment acquired by Bio-AMD of $20,672.

Net Cash Used by Financing Activities

During the year ended December 31, 2011, we used $0 in financing activities. During the year ended December 31, 2010 we received proceeds from the sale of non-controlling interest of $451 from financing activities of continuing operations. During the period from March 10, 2006 (date of inception) through December 31, 2011, we received net cash provided by financing activities of $18,783,571 primarily from private placements of our common stock.

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying consolidated financial statements and throughout this annual report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash from discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through December 31, 2011.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2011 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2011, the Company has accumulated deficit of $37,807,576 (of which $30,541,871 has been incurred by the discontinued operations).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2011.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $6,542,413 and has an accumulated deficit of $37,807,576 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (an 87.13% owned subsidiary as of December 31, 2011) and Bio AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2011). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 12.87% third party ownership of WDX and 37% third party ownership of Bio AMD Holdings at December 31, 2011 is recorded as non-controlling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform to current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

Foreign currency translation

The Company’s reporting currency is US Dollars. Bio-AMD’s functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd and of its 87.13% owned subsidiary, WDX, and its 63% owned subsidiary, Bio AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

As a result of the discontinuance of FFE Ltd.’s operations determined on June 5, 2009, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, gain (loss) from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009. Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $618,241 from discontinued operations as a result from the final winding down and or liquidation of the investment in FFE Ltd.  In the aggregate, we have recognized a currency translation adjustment loss of $3,433,397 related to the discontinuance and or final winding down of the investment in FFE Ltd since the determination date, June 5, 2009 through May 2011 when the final winding down accounting transactions took place (see Note 3).

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at December 31, 2011 and 2010. For the year ended December 31, 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at December 31, 2011 (approximately $131,000 at December 31, 2011) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $3,492,000 and $4,059,000 at December 31, 2011 and 2010, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company does not have any employee stock option or stock purchase plans at December 31, 2011 or 2010.

During the period from March 10, 2006 (date of inception) through December 31, 2011, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2011.

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  As at December 31, 2011 and 2010, the Company had incurred no research and development costs.

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

Non-controlling Interest

The 12.87% third party ownership of WDX and 37% third party ownership of Bio AMD Holdings at December 31, 2011 and the 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD at December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2011 and 2010 are reflected in the consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 developed common requirements between U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company does not expect that the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted.  The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of February 29, 2012, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	52	December 2006
Robert Galvin	Chief Financial Officer, Treasurer, Secretary and Director	43	June 2009
David Miller	President and Director	52	December 2008

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

Robert Galvin:  Mr. Galvin has served as our chief financial officer and treasurer since December 2008 and as a director of ours since June 2009. He also served as our secretary from December 2008 to June 2010.  He has expertise in corporate finance and accounting, mergers and acquisitions, divestitures, and capital raising. He is a founding partner in the ARM Partnership, a corporate and financial advisory firm that specializes in small cap, venture backed fast growth businesses. He is also a co-founder, director and shareholder of Bio-AMD.  He has served as a director of WDX since July 7, 2010 and is also a shareholder of WDX.  From February 1996 to March 2002, he was a Director at Andersen Corporate Finance Division, prior to which Mr. Galvin worked in the commercial banking division of Barclays Plc.    He has a first class honors degree BA (hons), and is an Associate of the Chartered Institute of Bankers.  Mr. Galvin is a citizen of the United Kingdom.

David Miller:  Mr. Miller has served as our president since June 2009, as our secretary since June 2010 and as a director of ours since December 2008. He has served as a director of WDX from May 2009 until July 7, 2010.  He has expertise in corporate management, development of business plans and strategies, sales and human resources matters. He has had an active role in the development of our WDX business.  He has been providing consultancy services to a venture capital provider since January 2009. From January 2006 through December 2008 he was the Sales Development Director for DX Group Ltd., which is a provider of specialized business mail and delivery services. From September 1999 through September 2005, Mr. Miller was the Sales and Marketing Director for MailSource UK Ltd. From 1978 through 1999, Mr. Miller was employed by Barclays Bank PLC, where his positions included Head of Regional Sales, South East Region, and Regional Sales Manager, Thames Valley Region. He is an Associate of the Chartered Institute of Bankers. Mr. Miller is a citizen of the United Kingdom.

Employment Agreements

Bio-AMD Inc. has no direct employees.  All of Bio-AMD Inc.’s executive officers are engaged through consulting or supply of services agreements as set forth herein.

Effective July 1, 2009, we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “July 2009 Agreement”). Under the July 2009 Agreement, which has been extended until July 1, 2012, Mr. Barr serves as our Chief Executive Officer and a Director.  Under the July 2009 Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The July 2009 Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the July 2009 Agreement of £7,916 (approximately $12,284) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,513) for Board related duties.  The July 2009 Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The July 2009 Agreement contains standard confidentiality provisions.  The July 2009 Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the July 2009 Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  The term of the ARM Services Agreement has been extended until July 1, 2012. Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,580).  The base monthly fee includes an amount of £975 (approximately $1,513) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and Secretary and provides us with his services, in all capacities, for an average of up to 3 days per week. The term of the Services Agreement has been extended until July 1, 2012. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $7,978) per month.  The base monthly fee includes an amount of £975 (approximately $1,513) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

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

Mr. Galvin has served as chief financial officer and treasurer since December 2008 and as a director since June 2009. He also served as our secretary from December 2008 until June 2010.  Mr. Galvin serves on a part time basis.

Mr. Miller has served as president since June 2009, secretary since June 2010 and as a director since December 2008. Mr. Miller serves on a part time basis.

We are a small, development stage Company. Our three directors also serve as our executive officers.  Our board members have complementary skills, enabling us to operate in a cost and time effective manner, closely managing our assets. Our Board regularly reviews this structure for optimum fit as our plans progress. We believe that our present management structure is appropriate for a company of our size and state of development.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2011, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements.

Code of Ethics

On December 13, 2007 we adopted a Code of Ethics that applies to our executive officers.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Bio-AMD, Inc. at 3rd Floor, 14 South Molton Street, London, W1K 5QP, United Kingdom.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2011 and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011 that received annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Barr – Chief Executive Officer (1)	2011 2010	152,405 146,886	112,308 0	0 0	253,062 205,912	0 0	0 0	0 0	517,775 352,798

Robert Galvin – Chief Financial Officer (1)	2011 2010	172,513 124,013	20,055 0	0 0	87,263 71,004	0 0	0 0	0 0	279,831 195,017

David Miller – President (1)	2011 2010	98,979 95,394	20,055 0	0 0	87,263 71.004	0 0	0 0	0 0	206,297 166,398

On December 7, 2011, the Company awarded a one-time discretionary bonus expense of £95,000 (approximately $150,000) to its executive directors with £70,000 being awarded to Mr. Barr and £12,500 each being awarded to Messrs Miller and Galvin relating to exceptional performance for activity directly related to the successful settlement of original proceedings against Mayer Brown, in the absence of protection via D&O insurance, and culminating in our receiving the sum of £1,600,000 (approximately $2,500,000) from which deductions and deferred costs related to the action amounting to approximately £663,000 (approximately $1,000,000) were made.

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

(1)	Since May 2009, the Directors compensation for the year includes a monthly fee of approximately $1,500 in respect of Board of Directors’ services.

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management:

	Warrants						Stock Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Warrants (#)		Warrant Exercise Price (#)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Thomas Barr – CEO	2,900,000	0	2,900,000	(1)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

Robert Galvin – CFO	1,000,000	0	1,000,000	(2)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

David Miller – President	1,000,000	0	1,000,000	(3)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

(1)
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

(2)
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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 29th, 2012 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of February 29th, 2012. Unless otherwise indicated below each person’s address is c/o Bio-AMD, Inc., 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Executor Capital Inc. 60, Market Square PO Box 364 Belize City	Common Stock, $0.001 par value	2,467,500		5.54%

Tresca International Inc. East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.58%

Hampton Financial Limited Development Bank of Samoa Level 5, Beach Road APIA	Common Stock, $0.001 par value	2,814,455		6.32%

Thomas Barr	Common Stock, $0.001 par value	3,749,382	(3)	7.91%

Robert Galvin	Common Stock, $0.001 par value	1,000,000	(4)	2.20%

David Miller	Common Stock, $0.001 par value	1,203,000	(5)	2.64%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	5,952,382	(3)(4)(5)	12.04%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of February 29th, 2012.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 44,525,966 shares of common stock issued and outstanding on February 29th, 2012.

(3)	Includes 2,900,000 presently exercisable warrants. Excludes 2,900,000 warrants not exercisable within 60 days of February 29th, 2012.

(4)	Includes 1,000,000 presently exercisable warrants. Excludes 1,000,000 warrants not exercisable within 60 days of February 29th, 2012.

(5)	Includes 1,000,000 presently exercisable warrants. Excludes 1,000,000 warrants not exercisable within 60 days of February 29th, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 22, 2009 we issued 10,100,000 warrants to members of our management and a key employee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2011, we paid an aggregate of $264,713 to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2011, we paid an aggregate of $192,568 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD and 2% of the outstanding share capital of WDX (see Item 1. Business – Operations). In addition, the Company paid a total of £6,000 (approximately $9,000) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $750), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership (see Item 2. Properties).

During 2011, we paid an aggregate of $119,034 to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010

Audit fees (1)	$114,000	$151,500
Audit-related fees (2)	-	-
Tax fees (3)	$7,300	$5,400
All other fees (4)	$2,700	$800
Total fees	$124,000	$157,700

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2011, were approved by our board of directors.

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

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

▪	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

▪	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

▪	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

▪	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Articles of Merger as filed with the Nevada Secretary of State on April 15, 2011 (12)

2.2	2.2	Agreement and Plan of Merger dated April 15, 2011 by and between Flex Fuels Energy, Inc. and Bio-AMD, Inc. (12)

3.1	3.1	Articles of Incorporation of Registrant dated March 10, 2006 (1)

3.2	3.2	By-laws of the Company (1)

3.3	3.1	Articles of Association of WDX Organisation Limited adopted on July 21, 2010 (2)

4.1	4.1	Form of October 22, 2009 Time Warrant (3)

4.2	4.2	Form of October 22, 2009 Price Warrant (3)

4.3	4.1	WDX Organisation Limited Subscription Agreement dated July 23, 2010 (2)

10.1	10.1	Asset Purchase Agreement dated March 27, 2006, entered into by and between James Laird and Registrant (4)

10.2	10.1	Acquisition Agreement dated December 29, 2006 entered into by and among Registrant, Flex Fuels Energy Limited, the stockholders of Flex Fuels Energy Limited and the individuals signatory thereto (4)

10.3	10.4	Subscription Agreement dated December 29, 2006 entered into by and among Registrant and the subscribers’ signatories thereto (5)

10.4	10.1	Stock Purchase Agreement dated May 21, 2009 between Registrant and Iestyn Morgan (6)

10.5	10.2	Stock Purchase Agreement dated May 21, 2009 between Registrant and Mark Paulson (6)

10.6	10.3	Stock Purchase Agreement dated May 21, 2009 between Registrant and Gillian Penton (6)

10.7	10.1	Stock Purchase Agreement dated October 9, 2009 between Registrant and JTC Trustees Limited as Trustee of the LOGO Investment Trust (7)

10.8	10.1	Supply of Services Agreement dated July 1, 2009 between Registrant and David Miller (8)

10.9	10.2	Supply of Services Agreement dated July 1, 2009 between Registrant and Thomas Barr (8)

10.10	10.3	Supply of Services Agreement dated July 1, 2009 between Registrant and The ARM Partnership (8)

10.11	10.1	Subscription and Shareholders’ Agreement, dated February 25, 2010 among Registrant, Bio AMD Holdings Limited (“Bio AMD”) and the Managers of Bio AMD (9)

Exhibit No.	SEC Report Reference No.	Description
10.12	10.2	Service Agreement dated February 25, 2010 between Bio Alternative Medical Devices Limited and Dr. Nasr-Eddine Djennati (9)

10.13	10.3	Service Agreement dated February 25, 2010 between Bio Alternative Medical Devices Limited and Dr. Andrew Mitchell (9)

10.14	10.4	Consultancy Agreement dated February 25, 2010 between Bio Alternative Medical Devices Limited and The ARM Partnership (9)

10.15	10.20	Investment Agreement dated May 1 2009 between Registrant and WDX Organisation Ltd (10)

10.16	10.21	Loan Agreement dated May 1 2009 between Registrant and WDX Organisation Ltd (10)

10.17	10.17	Deed of Variation dated July 21, 2011 to WDX Loan Agreement dated May 1, 2009 (11)

10.18	10.18	Consultancy Agreement effective July 1, 2010 between WDX Organisation Ltd and The ARM Partnership (11)

14.1	14.1	Code of Ethics (5)

21	*	List of Subsidiaries

31.1	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(11)
Filed with the Securities and Exchange Commission on March 23 2011, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, which exhibit is incorporated herein by reference.

(12)
Filed with the Securities and Exchange Commission on April 20, 2011, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated April 15, 2011, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        BIO-AMD, INC.

Dated:  March 29, 2012                                                                    By: /s/ Thomas Barr
Thomas Barr, Chief Executive Officer and Director

Dated:  March 29, 2012                                                                   By: /s/ Robert Galvin
Robert Galvin, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2012.

/s/ Thomas Barr	March 29, 2012
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 29, 2012
Robert Galvin, Chief Financial and Accounting Officer, Secretary, Treasurer and Director

/s/ David Miller	March 29, 2012
David Miller, President, Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through December 31, 2011	F-3

Consolidated Statements of Stockholders’ Equity for the period from March 10, 2006 (date of inception) through December 31, 2011	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and the for the period from March 10, 2006 (date of inception) through December 31, 2011	F-5

Notes to Consolidated Financial Statements	F-6 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bio-AMD, Inc.

We have audited the accompanying consolidated balance sheets of Bio-AMD, Inc. and Subsidiaries, formerly known as Flex Fuels Energy, Inc. and Subsidiaries (the “Company”), a development stage company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011 and the period from March 10, 2006 (date of inception) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-AMD, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and the period from March 10, 2006 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 29, 2012

Bio-AMD, INC. AND SUBSIDIARIES
(FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,877,788	$4,370,011
Prepaid expenses	53,580	27,144
Value added tax and other receivables	24,565	22,520
Current assets of discontinued operations	-	3,219

Total Current Assets	3,955,933	4,422,894

Property and equipment, net	1,521	5,438

Security deposits and other assets	29,830	44,425

Total Assets	$3,987,284	$4,472,757

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$30,993	$350,784
Accrued expenses	3,726	17,300
Taxation and social security	4,635	18,381

Total Current Liabilities	39,354	386,465

Total Liabilities	39,354	386,465

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at December 31, 2011 and 2010	44,526	44,526
Additional Paid-in Capital	42,471,629	42,354,269
Accumulated other comprehensive income(loss) - foreign currency translation adjustment	(9,910)	519,451
Deficit accumulated during development stage	(37,807,576)	(38,365,608)
Total Bio-AMD, Inc. Stockholders' Equity	4,698,669	4,552,638
Non-Controlling Interest	(750,739)	(466,346)
Total equity	3,947,930	4,086,292

Total Liabilities and Equity	$3,987,284	$4,472,757

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
 (FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	Ended December 31,		December 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	3,000	-	24,726
Selling, general and administrative charges	2,889,355	2,561,623	10,632,162
Impairment loss - mineral claims	-	-	10,000

Total operating expense	2,892,355	2,561,623	10,666,888

Operating loss	(2,892,355)	(2,561,623)	(10,666,888)

Other income:
Interest and other income	2,604,487	22,278	2,695,150

Loss from continuing operations, before provision for income taxes	(287,868)	(2,539,345)	(7,971,738)

Provision for income tax	-	-	-

Loss from continuing operations	(287,868)	(2,539,345)	(7,971,738)

Income (loss) on discontinued operations, net of tax	586,518	(40,451)	(30,541,871)

Net income (loss)	298,650	(2,579,796)	(38,513,609)

Net loss attributable to the non-controlling interest	(259,382)	(237,647)	(706,033)
Subsidiary preferred dividend attributable to the non-controlling interest	(32,815)	(24,753)	(57,568)

Net income (loss) attributable to Bio-AMD, Inc. Common Shareholders	$590,847	$(2,317,396)	$(37,750,008)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.00)	$(0.06)	$(0.13)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.00)	$(0.06)	$(0.13)
Income (loss) per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$0.01	$(0.00)	$(0.53)
Income (loss) per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$0.01	$(0.00)	$(0.53)
Net income (loss) per common share attributable to Bio-AMD, Inc. common shareholders - basic	$0.01	$(0.05)	$(0.66)
Net income (loss) per common share attributable to Bio-AMD, Inc. common shareholders - fully diluted	$0.01	$(0.05)	$(0.66)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	57,320,523

Weighted average number of common shares outstanding - fully diluted	46,085,966	44,525,966	57,320,523

Comprehensive Income(Loss):
Net income(loss )	$298,650	$(2,579,796)	$(38,513,609)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(521,557)	$(132,895)	2,502
Total other comprehensive loss, net of tax	(222,907)	(2,712,691)	(38,511,107)
Comprehensive loss attributable to the non-controlling interest	251,578	233,551	693,622
Comprehensive income(loss) attributable to the Bio-AMD Inc. Common Shareholders	$28,671	$(2,479,140)	$(37,817,485)

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
 (FORMERLY FLEX FUELS ENERGY, INC.)
CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

				Deficit
				Accumulated	Accumulated
				During	Other
			Additional	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive Income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650

Balance at December 31, 2011	44,525,966	$44,526	$42,471,629	$(37,807,576)	$(9,910)	$(750,739)	$3,947,930

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
 (FORMERLY FLEX FUELS ENERGY, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from March 10, 2006
			(date of inception) through
	For the years ended December 31,		December 31,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss )	$298,650	$(2,579,796)	$(38,513,609)
Income (loss) from discontinued operations	586,518	(40,451)	(30,541,871)
Loss from continuing operations	(287,868)	(2,539,345)	(7,971,738)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,475	4,424	8,899
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	42,055	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	84,545	341,975	590,070
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,145)	(14,408)	(80,043)
Sales tax and interest receivable	(5,621)	(8,066)	(59,206)
Security deposit and other assets	(16,521)	(21,413)	(64,008)
Accounts payable	(326,275)	(12,926)	94,938
Accrued expenses	(15,590)	18,159	126,105
Taxation and social security payable	(6,153)	691	44,146
Total Adjustments	(262,230)	308,436	1,429,325

Net cash used in operating activities of continuing operations	(550,098)	(2,230,909)	(6,542,413)

Cash flows from investing activities:
Purchase of property and equipment	(10,843)	(9,829)	(20,672)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(10,843)	(9,829)	(30,672)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	451	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash provided by financing activities of continuing operations	-	451	18,783,571

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	-	(28,139)	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Net cash flows from discontinued operations	-	(28,139)	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	68,718	(132,781)	556,448

Net (decrease) increase in cash and cash equivalents	(492,223)	(2,401,207)	3,877,788

Cash and cash equivalents, beginning of period	4,370,011	6,771,218	-

Cash and cash equivalents, end of period	$3,877,788	$4,370,011	$3,877,788

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
(formerly Flex Fuels Energy, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Note 1 - Nature of Operations and Going Concern

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through December 31, 2011 are classified as discontinued operations in the accompanying consolidated financial statements.

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

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WDX to 87.13% (77.54% as at December 31 2010). WDX has not generated any revenue to date.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2011 and 2010 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at December 31, 2011 and December 31, 2010, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WDX, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary and FFE Ltd, are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” which was originally acquired on March 27, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.  Our rights and licenses were held via a trust agreement dated November 28, 2007 between the Company and Mr. James Laird, formerly a Director of the Company, in which the Company was deemed to have a beneficial interest, since non-Canadian entities are prohibited from holding such licenses directly.  The claims were sold for gross proceeds of 20,000 Canadian Dollars (approximately US$20,167 at the time of payment), subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately US$3,025 at the time of payment), to Mr. Laird who served as broker in the transaction.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2011.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $6,542,413 and has an accumulated deficit of $37,807,576 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2011, the Company has accumulated deficit of $37,807,576 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (an 87.13% owned subsidiary as of December 31, 2011) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2011). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at December 31, 2011 is recorded as non-controlling interests in the consolidated financial statements.

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

As a result of the discontinuance of FFE Ltd.’s operations determined on June 5, 2009, we have reclassified the foreign currency translation adjustment loss of $4,051,638 related to FFE Ltd from accumulated other comprehensive loss and recognized as loss on disposal/abandonment of the investment in FFE, Ltd. or as a liquidation of the investment in FFE Ltd. under the caption, gain (loss) from discontinued operations in the consolidated financial statements during the quarter ended June 30, 2009. Subsequent to June 30, 2009 we have recorded a foreign currency translation adjustment gain of $618,241 from discontinued operations as a result from the final winding down and or liquidation of the investment in FFE Ltd.  In the aggregate, we have recognized a currency translation adjustment loss of $3,433,397 related to the discontinuance and or final winding down of the investment in FFE Ltd since the determination date, June 5, 2009 through May 2011 when the final winding down accounting transactions took place (see Note 3).

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at December 31, 2011 and 2010. For the year ended December 31, 2010 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at December 31, 2011 (approximately $131,000 at December 31, 2011) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $3,492,000 and $4,059,000 at December 31, 2011 and 2010, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

Stock-based compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company does not have any employee stock option or stock purchase plans at December 31, 2011 or 2010.

During the period from March 10, 2006 (date of inception) through December 31, 2011, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2011.

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  As at December 31, 2011 and 2010, the Company had incurred no research and development costs.

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

Impairment of long-lived assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.  The Company wrote off WDX’s capitalized patent and software of $33,046 and $9,009, respectively, for a total of $42,055.  This was based on management’s assessment at December 31, 2011.

Non-controlling Interest

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at December 31, 2011 and the 22.46% third party ownership of WDX and 37% third party ownership of Bio-AMD at December 31, 2010 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2011 and 2010 are reflected in the consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (“Topic 820”) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 developed common requirements between U.S. GAAP and IFRS for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company does not expect that the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (“Topic 220”) – Presentation of Comprehensive Income.”  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments to Topic 220 an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements.  Early adoption is permitted.  The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2011 and 2010 are classified as discontinued operations in the accompanying consolidated financial statements. FFE Ltd has been formally dissolved in May 2011.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations:

			For the period from
			March 10, 2006
	Years ended December 31,		(Date of Inception) to
	2011	2010	December 31, 2011
Loss from discontinued operations, net of tax	$(3,153)	$(14,883)	$(3,186,443)

Loss on disposal/abandonment of discontinued
operations:
Impairment loss on capitalized plant under
construction	-	-	(458,730)
Loss on abandonment of assets	-	-	(565,714)
Transaction costs incurred
in connection with acquisition	-	-	(22,897,587)
Foreign currency translation adjustment
related to discontinued operations	589,671	(25,568)	(3,433,397)

Total loss on disposal/abandonment of
discontinued operations, net of tax	589,671	(25,568)	(27,355,428)

Loss from discontinued operations	$586,518	$(40,451)	$(30,541,871)

Assets and liabilities of discontinued operations:

	December 31,	December 31,
	2011	2010
Assets:
Cash	$-	$201
Receivables	-	3,018
Current assets of discontinued operations	$-	$3,219

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Assets:
Office equipment and furniture	$10,279	$9,889
Accumulated depreciation and amortization	(8,758)	(4,451)
Carrying value	$1,521	$5,438

Depreciation expense was $4,475 and $4,424 for the years ended December 31, 2011 and 2010, respectively, and $8,899 for the period from March 10, 2006 (date of inception) through December 31, 2011.

Note 5 - Related Party Transactions

During the years ended December 31, 2011 and 2010, we paid an aggregate of $192,568 and $124,013, respectively to The ARM Partnership (“ARM”) a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings and 2.07% of the outstanding share capital of WDX.  In addition, the Company paid a total of £6,000 and £5,000 during the years ended December 31, 2011 and 2010, respectively, (approximately $9,000 and $7,700, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK, The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

Note 6 – Acquisitions

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2011 and 2010 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at December 31, 2011 and December 31, 2010, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

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

Rent expense was $87,350 and $68,847 for the years ended December 31, 2011 and 2010, respectively.

Employment agreements

As of December 31, 2011 Bio-AMD had no direct employees, all employment agreements having been terminated during the first half of 2009.  The Company has entered into consultancy agreements with certain management upon the discontinuance of FFE Ltd.’s operations and these consultancy agreements were effective on July 1, 2009 for a term of 12 months with an automatic extension of an additional 12 months.

Bio-AMD Holdings

There are two employees both of whom work on a full-time basis. Each of the service agreements are identical in nature and provide for the following:

•	Annual salaries of £70,000 (approximately $112,000), subject to annual review;
•	Minimum 2 year employment period;
•	Immediate termination by Bio-AMD Holdings for cause and similar events;
•	Termination by either party upon giving at least 6 months’ notice;
•	An entitlement to receive profit share on the basis of 7.5% of PBIT commencing December 31, 2010;
•	Expense reimbursement;
•	Bonus payments as determined by the board of directors;
•	All intellectual property made, designed or created during the term of the Service Agreement belongs to Bio-AMD Holdings;
•	Confidentiality provisions; and
•	Covenants not to compete.

 Effective October 1, 2011, the employees agreed to amend the service agreements and reduce the annual salary to £60,000 (approximately $92,000), subject to annual review.

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

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $736,214 and $538,304 in consulting fees to these individuals for the years ended December 31, 2011 and 2010, respectively. The Company incurred $1,910,347 in fees to these individuals for the period from March 10, 2006 (date of inception) through December 31, 2011.

Litigation

On February 8, 2011, Bio-AMD, Inc. ("Bio-AMD") commenced proceedings against Mayer Brown International LLP in the High Court of Justice, Chancery Division, London, UK under action number HC11C00257.  Mayer Brown denied any and all of the allegations made against it by Bio-AMD.   The parties agreed to settle the claim in November 2011 and have filed a Consent Order with the Court. On December 2, 2011 we received the sum of 1,600,000 British Pounds (approximately US $ 2,500,000), from which deductions for deferred costs were made related to the action approximating to 663,000 British Pounds (approximately $1,000,000).  By the Consent Order, Bio-AMD withdrew any and all allegations of fraud, conspiracy and breach of fiduciary duty against Mayer Brown and agreed to the dismissal of the action with no order as to costs.  The Company has accounted for and classified the proceeds received as other income in the accompanying consolidated statements of operations for the year ended December 31, 2011.

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

Note 8 - Stockholders’ Equity

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $.001 per share.  As of December 31, 2011 and 2010 there were 44,525,966 shares of common stock issued and outstanding, respectively.

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

We have recorded an expense of $84,545 during the year ended December 31, 2011 related to the fair value of the warrants vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.27%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 255%; and (4) an expected life of the warrants of 1.7 years.

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

Transactions involving our stock warrants are summarized as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding at beginning of the period	10,100,000	$0.07	10,100,000	$0.07
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	10,100,000	$0.07	10,100,000	$0.07
Exercisable at end of the period	5,200,000	$0.07	3,900,000	$0.07

The weighted average remaining life of the warrants is 4.8 years at December 31, 2011.

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

For the years ended December 31, 2011 and 2010, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $4,914,000 and $5,645,000, respectively, which expire beginning in 2026. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended December 31, 2011 and 2010, the Company had available for UK income tax purposes net operating loss carryovers of approximately $2,479,000 and $6,654,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. The decrease in the UK net operating loss benefit results from the dissolution of FFE, Ltd. and the loss of its loss carryover.  The income tax provision (benefit) consists of the following:

	December 31,
	2011	2010
Federal:
Current	$-	$-
Deferred	37,000	822,000
	37,000	822,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(37,000)	(822,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
Statutory federal income tax rate	35.0%	(35.0%)
Statutory state and local income tax rate (0%), net of federal benefit	(0.0%)	(0.0%)
Foreign tax rate differentials	(21.8%)	2.8%
Nondeductible items	(25.8%)	0.3%
Change in valuation allowance	12.6%	31.9%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
	2011	2010
Deferred tax assets (liabilities):
Management fees	$(10,000)	$(10,000)
Stock based compensation	207,000	177,000
UK net operating loss carry forward	2,414,000	3,839,000
Less: valuation allowance	(2,611,000)	(4,006,000)
Net deferred tax asset	$-	$-

The Company has filed its tax returns through December 31, 2010.

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

Note 11 – Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2011 and 2010 consists of the following:

 Year ended December 31, 2011:

			Other
	WDX	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	170	-	11,083	11,253
Other income	73,234	-	2,520,000	2,593,234
Segment profit (loss)	(487,554)	(431,866)	1,218,070	298,650
Segment assets	123,331	601,424	3,262,529	3,987,284
Expenditures for segment assets	10,429	414	-	10,843

Year ended December 31, 2010:

			Other
	WDX	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	80	-	11,008	11,088
Other income	9,959	-	1,231	11,190
Segment loss	(682,177)	(327,844)	(1,569,775)	(2,579,796)
Segment assets	529,015	1,031,064	2,912,677	4,472,756
Expenditures for segment assets	-	9,829	-	9,829