Form 10-Q
period 2012-03-31
Bio-AMD Inc.
filed 2012-05-14
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of May 1, 2012.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

ITEM 1. FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2012 and March 31, 2011 (unaudited) and the period from March 10, 2006 (date of inception) to March 31, 2012 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through March 31, 2012 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and March 31, 2011 (unaudited) and for the period from March 10, 2006 (date of inception) to March 31, 2012 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,699,689	$3,877,788
Prepaid expenses	31,632	53,580
Value added tax and other receivables	17,756	24,565

Total Current Assets	3,749,077	3,955,933

Property and equipment, net	1,574	1,521

Security deposits and other assets	33,196	29,830

Total Assets	$3,783,847	$3,987,284

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$26,270	$30,993
Accrued expenses	10,720	3,726
Taxation and social security	6,672	4,635

Total Current Liabilities	43,662	39,354

Total Liabilities	43,662	39,354

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at March 31, 2012 and December 31, 2011	44,526	44,526
Additional Paid-in Capital	42,478,244	42,471,629
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	66,075	(9,910)
Deficit accumulated during development stage	(38,051,097)	(37,807,576)
Total Bio-AMD, Inc. Stockholders' Equity	4,537,748	4,698,669
Non-Controlling Interest	(797,563)	(750,739)
Total equity	3,740,185	3,947,930

Total Liabilities and Equity	$3,783,847	$3,987,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	24,726
Selling, general and administrative charges	286,635	510,212	10,918,797
Impairment loss - mineral claims	-	-	10,000

Total operating expense	286,635	510,212	10,953,523

Operating loss	(286,635)	(510,212)	(10,953,523)

Other income:
Interest and other income	2,956	4,736	2,698,106

Loss from continuing operations, before provision for income taxes	(283,679)	(505,476)	(8,255,417)

Provision for income tax	-	-	-

Loss from continuing operations	(283,679)	(505,476)	(8,255,417)

Income (loss) on discontinued operations, net of tax	-	116	(30,541,871)

Net loss	(283,679)	(505,360)	(38,797,288)

Net loss attributable to the non-controlling interest	(40,158)	(75,924)	(746,191)
Subsidiary preferred dividend attributable to the non-controlling interest	(7,527)	(8,532)	(65,095)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(235,994)	$(420,904)	$(37,986,002)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.13)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.13)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$0.00	$(0.54)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$-	$0.00	$(0.54)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.67)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.67)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	56,794,640

Weighted average number of common shares outstanding - fully diluted	44,525,966	44,525,966	56,794,640

Comprehensive Income (Loss):
Net income (loss )	$(283,679)	$(505,360)	$(38,797,288)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	76,846	150,535	79,348
Total other comprehensive loss, net of tax	(206,833)	(354,825)	(38,717,940)
Comprehensive loss attributable to the non-controlling interest	39,297	66,968	732,919
Comprehensive income (loss) attributable to the Bio-AMD Inc. Common Shareholders	$(167,536)	$(287,857)	$(37,985,021)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2012
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
			Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive Income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(912)	-	-	-	(912)

Comprehensive Income	-	-	-	-	75,985	861	76,846

Subsidiary preferred dividend	-	-	7,527	-	-	(7,527)	-

Net loss	-	-	-	(243,521)	-	(40,158)	(283,679)
Balance at March 31, 2012	44,525,966	$44,526	$42,478,244	$(38,051,097)	$66,075	$(797,563)	$3,740,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
			(date of inception) through
	For the three months ended March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(283,679)	$(505,360)	$(38,797,288)
Income (loss) from discontinued operations	-	116	(30,541,871)
Loss from continuing operations	(283,679)	(505,476)	(8,255,417)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,357	8,899
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	(912)	13,745	589,158
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	22,371	(2,801)	(57,672)
Sales tax and other receivable	8,678	(698)	(50,528)
Security deposit and other assets	(2,295)	(7,899)	(66,303)
Accounts payable	505	(10,865)	95,443
Accrued expenses	-	(15,590)	126,105
Taxation and social security payable	1,843	(876)	45,989
Total Adjustments	30,190	(20,627)	1,459,515

Net cash used in operating activities of continuing operations	(253,489)	(526,103)	(6,795,902)

Cash flows from investing activities:
Purchase of property and equipment	-	(413)	(20,672)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	(413)	(30,672)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Net cash flows from discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	75,390	149,182	631,838

Net (decrease) increase in cash and cash equivalents	(178,099)	(377,334)	3,699,689

Cash and cash equivalents, beginning of period	3,877,788	4,370,011	-

Cash and cash equivalents, end of period	$3,699,689	$3,992,677	$3,699,689

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Bio-AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2012

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011 and for the period from March 10, 2006 (date of inception) through March 31, 2012. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s annual report on Form10-K filed with the SEC on March 29, 2012.

The condensed consolidated financial statements as of December 31, 2011 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through March 31, 2012 are classified as discontinued operations in the accompanying consolidated financial statements.

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

Effective June 30, 2011, WDX agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WDX Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WDX to 87.13% (77.54% as at March 31, 2011). WDX has not generated any revenue to date.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2011 and 2010 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at March 31, 2012 and December 31, 2011, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WDX, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through March 31, 2012.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $6,795,902 and has an accumulated deficit of $38,051,097 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through March 31, 2012, the Company has accumulated deficit of $38,051,097 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (an 87.13% owned subsidiary as of March 31, 2012) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2012). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 12.87% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at March 31, 2012 and December 31, 2011 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at March 31, 2012 and 2011. For the three month periods ended March 31, 2012 and 2011 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at March 31, 2012 (approximately $136,000 at March 31, 2012) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $3,300,000 and $3,492,000 at March 31, 2012 and December 31, 2011, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 was a credit of $912 and an expense of $13,745, respectively, the credit amount being due to a reassessment of the estimated vesting of unvested warrants.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended March 31, 2012 and 2011, we paid an aggregate of $45,164 and $41,518 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings and 2.07% of the outstanding share capital of WDX. In addition, the Company paid a total of £1,500 and £1,500 during the three month periods ended March 31, 2012 and 2011, respectively, (approximately $2,400 and $2,300, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $20,314 and $21,759 for the three month periods ended March 31, 2012 and 2011, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $150,313 and $136,612 in consulting fees to these individuals for the three month periods ended March 31, 2012 and 2011, respectively. The Company incurred $2,060,660 in fees to these individuals for the period from March 10, 2006 (date of inception) through March 31, 2012.

Litigation

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

Note 5 – Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three months ended March 31, 2012 and 2011 consists of the following:

Three months ended March 31, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,013	2,013
Other income	943	-	-	943
Segment net loss	(56,685)	(88,818)	(138,176)	(283,679)
Segment total assets	69,229	539,562	3,175,056	3,783,847
Expenditures for segment assets	-	-	-	-

Three months ended March 31, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	71	-	2,664	2,735
Other income	2,001	-	-	2,001
Segment net loss	(157,019)	(109,884)	(238,457)	(505,360)
Segment total assets	390,276	944,639	2,771,510	4,106,425
Expenditures for segment assets	-	413	-	413

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

The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made by us into our Bio AMD Holdings and WDX subsidiaries, as described herein.

On May 1, 2009 we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales (“WDX”) representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX and as of March 31, 2012 owned 87.13% of WDX making it a majority owned subsidiary of ours. WDX is the developer of a technology designed to mitigate currency risk.

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

Business Overview

During the quarter ended March 31, 2012, we were engaged in the following sectors:

•	developing our POC medical diagnostic reader device business; and

•	developing our currency risk mitigation business.

Although we maintained considerable cash balances throughout the fiscal quarter ended March 31, 2012, we have incurred operating losses since our inception and have generated no revenues. As a result, we have generated negative cash flow and had an accumulated deficit of $38,051,097 as of March 31, 2012.

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $283,679 for the three month period ended March 31, 2012 compared to losses from continuing operations of $505,476 for the three month period ended March 31, 2011.

The main components of the recorded operating loss from continuing operations during the three month period ended March 31, 2012 compared to losses from continuing operations during the three month period ended March 31, 2011 and for the period from March 10, 2006 (date of inception) through December 31, 2011 were as follows:

		3 months ended March 31,		For the Period from March 10, 2006 (date of inception) through March 31,
	Note	2012	2011	2012
Consulting expenses	1	$150,313	$136,612	$2,060,660
Payroll and administrative expenses	2	$53,632	$155,439	$2,252,668
Legal Fees	3	$15,177	$47,971	$4,069,639
Professional Fees	4	$55,090	$59,305	$1,116,601
Rent, Office related, Telecoms and Miscellaneous	5	$42,622	$53,373	$572,200
Warrant issuance	6	$(912)	$13,745	$589,158

(1)
Consulting expenses increased by $13,701 to $150,313 for the three month period ended March 31, 2012, compared to $136,612 for the three month period ended March 31, 2011. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The increase was primarily due to a previously salaried member of staff within WDX now became a consultant and accordingly accounted for as consulting expense.

(2)
Payroll and administrative expenses reduced by $101,807 from $155,439 for the three month period ended March 31, 2011 to $53,632 for the three month period ended March 31, 2012. The reduction was primarily due to the termination of employee contracts in WDX in June 2011.

(3)
Legal fees reduced by $32,795 from $47,971 for the three month period ended March 31, 2011 to $15,177 for the three month period ended March 31, 2012.   This decrease was primarily due to the settlement of our legal action against Mayer Brown in November 2011.  Current legal charges are for routine legal counsel services.

(4)
Professional fees comprised primarily of audit and financial compliance related costs,  reduced by $4,215 from $59,305 for the three month period ended March 31, 2011 to $55,090 for the three month period ended March 31, 2012.

(5)
Rent, Office related, Telecoms and Travel expense was $42,622 for the three month period ended March 31, 2012 compared to $53,373 for the three month period ended March 31, 2011.  The decrease of $10,751 can be attributed to a general cost saving initiative across all operations within the Company.

(6)
On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company, comprised of both “Time” warrants which vest in equal parts over a time period, and “Price” warrants which vest only if certain stock price parameters are achieved.  The fair value of the warrants which vested in the period ended March 31, 2012 amounted to a non-cash accounting credit of $(912), a reduction of $14,657 as compared to the charge for the three month period ended March 31, 2011 amounting to $13,745, which was due primarily to the Time warrants having been fully charged therefore only the Price Warrants remain together with changes in the variables underlying the warrant calculation.

We incurred a loss from continuing operations of $8,255,417 for the period from March 10, 2006 (date of inception) through March 31, 2012.

Gain/Losses from Discontinued Operations

There were no accounting transactions within discontinued operations for the three month period ended March 31, 2012 as compared to a gain of $116 for the three month period ended March 31, 2011.

There was no change in gain/loss from discontinued operations for the three month period ended March 31, 2012 primarily due to the discontinued operation having been dissolved during the year ended December 31, 2011. This will have no further impact on the financial statements of Bio-AMD Inc.

We incurred a loss from discontinued operations of $30,541,871 or $0.54 per share, for the period from March 10, 2006 (date of inception) through March 31, 2012 primarily due to the loss on disposal/abandonment of FFE Ltd., as discontinued operations, which amounted to $27,945,099 (which comprised of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587 c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $4,023,068 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through March 31, 2012 and anticipate that we will not generate any revenues until late 2012, although there can be no guarantee that this will occur.

Net Losses

We incurred a net loss in the amount of $283,679 or $0.01 per share for the three month period ended March 31, 2012, as compared to a net loss of $505,360 or $0.01 per share for the three month period ended March 31, 2011 as discussed above.  We incurred a net loss in the amount of $38,797,288 or $0.68 per share for the period from March 10, 2006 (date of inception) through March 31, 2012.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 87.13% owned subsidiary, WDX, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three months ended March 31, 2012 and 2011 consists of the following:

Three months ended March 31, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,013	2,013
Other income	943	-	-	943
Segment net loss	(56,685)	(88,818)	(138,176)	(283,679)
Segment total assets	69,229	539,562	3,175,056	3,783,847
Expenditures for segment assets	-	-	-	-

Three months ended March 31, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	71	-	2,664	2,735
Other income	2,001	-	-	2,001
Segment net loss	(157,019)	(109,884)	(238,457)	(505,360)
Segment total assets	390,276	944,639	2,771,510	4,106,425
Expenditures for segment assets	-	413	-	413

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 31, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At March 31, 2012, we had cash and cash equivalents of $3,699,689, other current assets of $49,388  consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $43,662, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $253,489 for the three months ended March 31, 2012, as compared to $526,103 for the three months ended March 31, 2011. Net cash used in operating activities of continuing operations for the three months ended March 31, 2012 is primarily attributable to our net loss from continuing operations of $283,679, stock based compensation of $(912), and the net change in the balances of operating assets and liabilities in the aggregate amount of $31,102.   During the period from March 10, 2006 (date of inception) through March 31, 2012, we used net cash in operating activities of continuing operations of $6,795,902, which was primarily attributable to our net loss from continuing operations of $8,255,417, net with depreciation of $8,899, impairment loss of $52,055, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,305,527, and the net change in the balances of operating assets and liabilities in the aggregate amount of $93,034.

Net Cash Used in Investing Activities

During the three months ended March 31, 2012, we did not use net cash for investing activities. During the three months ended March 31, 2011, we used net cash in investing activities of continuing operations of $413 primarily for the purchase of property and equipment. During the period from March 10, 2006 (date of inception) through March 31, 2012, we used net cash in investing activities of continuing operations of $30,672 which is comprised of the purchase of mineral claims of $10,000 and software and equipment acquired by WDX and Bio-AMD of $20,672

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the three month periods ended March 31, 2012 and 2011.  During the period from March 10, 2006 (date of inception) through March 31, 2012, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in June 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through March 31, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd., (an 87.13% owned subsidiary as of March 31, 2012) and Bio-AMD Holdings Ltd. (a 63% owned subsidiary as of March 31, 2012). All significant intercompany transactions and balances have been eliminated in consolidation. The 12.87% third party ownership of WDX Organisation Ltd., and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at March 31, 2012) are recorded as non-controlling interests in the consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 87.13% owned subsidiary, WDX and of its 63% owned subsidiary, Bio AMD Holdings Ltd., are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2012 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2012.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Operations - Bio-Alternative Medical Devices

Our 63% owned subsidiary, Bio-AMD Holdings Limited (“Bio-AMD”) is a technology company focused in the rapidly expanding POC medical diagnostic reader market. Bio-AMD owns three patents which have been filed and subsequently granted in varying territories including UK, Europe, Japan, US and China and a further three pending patent applications which have been filed initially in the UK (the “Patents”).  The Patents involve adaptable technology platforms that are being or are expected to be applied into a variety of low cost, hand-held, digital diagnostic reader devices for a range of semi-quantitative and quantitative tests, working with bio-chemistry and manufacturing companies.

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

Given the more advanced status of DSR and COAG as outlined above, and to provide a platform from which the Bio-AMD platform can grow, development of our MPR technology has been temporarily put on hold. Some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations part funded by the UK Government.  We anticipate recommencing work on the MPR technology in the latter part of 2012.

Our aim for fiscal year ending 2012 is to secure commercial agreements for the DSR and COAG technologies.  As at March 31, 2012 there were no commercial agreements in place, and no revenues had been generated by Bio AMD Holdings Limited.

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

The main trends in the POC market are:

•	Development of increasingly wide ranges of complex bio-chemical detectors and markers;

•	Increasing sophistication of smart strips to accommodate innovations in bio-chemistry; and

•	Increasing sophistication of readers, now regarded as both alternatives and complements to complex laboratory equipment.

POC diagnosis requires the combination of two main fields of science:

•	Bio-chemistry designed to detect changes in body fluid chemistry and signal a medical condition; and

•	Electro-mechanical engineering required to create apparatus to measure those chemical changes.

Successful delivery of POC diagnosis combines the following elements:

•	The biochemistry itself;

•	The medium that holds and combines the bio-chemistry with a body fluid sample; and

•	The device/reader that detects the changes in the biochemistry and communicates the result to the user/patient.

•	Reader technology development is focused on several key trends:

•	The miniaturization of the reader using low tolerance electronic and mechanical components;

•	Ease of use;

•	Reliability/accuracy/sensitivity;

•	Low manufacturing and end user cost; and

•	Self–powered operation with preferable use of ‘green’ technology such as solar powering of the device.

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

Bio-AMD has created three versions of the DSR device, the first being for a single test, the second and third for a multi-test device, all of which are disposable (though the latter third multi-test device is designed to be slightly more robust for repeated use by clinicians, doctors and laboratories).  In April 2012 we submitted two additional patent applications to the UK Intellectual Property Office for a Photovoltaic Sensor Array and a Cartridge Cap, comprising proprietary features independent of the underlying technology within the reader, which is also patented.

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

Operations - WDX Currency Risk Mitigating Business

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited (“WDX”), and the founding shareholders of WDX (the “Founders”), the owners of all of the issued and outstanding shares of WDX.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of March 31, 2012 and presently, we own 87.13% of the issued and outstanding share capital of WDX on a fully diluted basis.

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

Since January 1, 2012, Mr. Michael Blakey, IT and Operations Director, has assumed leadership responsibility for WDX, and on April 20, 2012, Mr. Michael King resigned as non-executive Director. The Board of WDX, which also serves as the operational management team, comprises Mr. Michael Blakey, Mr. Thomas Barr and Mr. Robert Galvin. Messrs. Barr and Galvin also serve as directors of Bio-AMD Inc.

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

WDX plans to monetize its products with a combined license fee and commission based transaction fee linked to volume trades made in WOCU.  Specifically, WDX plans to generate multiple revenue streams:

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

BIO-AMD, INC.

May 14, 2012                                                                                By:    /s/ Thomas Barr
 Thomas Barr, Chief Executive Officer

May 14, 2012                                                                                 By:    /s/ Robert Galvin
  Robert Galvin, Chief Financial Officer