Form 10-Q
period 2012-09-30
Bio-AMD Inc.
filed 2012-11-08
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of November 1st, 2012.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and September 30, 2011 (unaudited) and the period from March 10, 2006 (date of inception) to September 30, 2012 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through September 30, 2012 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and September 30, 2011 (unaudited) and for the period from March 10, 2006 (date of inception) to September 30, 2012 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,183,953	$3,877,788
Prepaid expenses	20,069	53,580
Value added tax and other receivables	14,849	24,565

Total Current Assets	3,218,871	3,955,933

Property and equipment, net	1,591	1,521

Security deposits and other assets	35,964	29,830

Total Assets	$3,256,426	$3,987,284

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$27,382	$30,993
Accrued expenses	15,182	3,726
Taxation and social security	18,994	4,635

Total Current Liabilities	61,558	39,354

Total Liabilities	61,558	39,354

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at September 30 2012, and December 31, 2011	44,526	44,526
Additional Paid-in Capital	42,271,527	42,471,629
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	141,536	(9,910)
Deficit accumulated during development stage	(38,394,187)	(37,807,576)
Total Bio-AMD, Inc. Stockholders' Equity	4,063,402	4,698,669
Non-Controlling Interest	(868,534)	(750,739)
Total equity	3,194,868	3,947,930

Total Liabilities and Equity	$3,256,426	$3,987,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the nine months		(date of inception) through
	ended September 30,		ended September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	-	-	24,726
Selling, general and administrative charges	385,363	463,941	792,132	1,615,982	11,424,294
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense	385,363	463,941	792,132	1,615,982	11,459,020

Operating loss	(385,363)	(463,941)	(792,132)	(1,615,982)	(11,459,020)

Other income:
Interest and other income	2,973	4,974	105,356	14,800	2,800,506

Loss from continuing operations, before provision for income taxes	(382,390)	(458,967)	(686,776)	(1,601,182)	(8,658,514)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(382,390)	(458,967)	(686,776)	(1,601,182)	(8,658,514)

Income (loss) on discontinued operations, net of tax	-	-	-	586,518	(30,541,871)

Net loss	(382,390)	(458,967)	(686,776)	(1,014,664)	(39,200,385)

Net loss attributable to the non-controlling interest	(34,035)	(54,128)	(100,165)	(218,911)	(806,198)
Subsidiary preferred dividend attributable to the non-controlling interest	(6,357)	(11,524)	(21,471)	(27,331)	(79,039)

Net income (loss) attributable to Bio-AMD, Inc. Common Shareholders	$(341,998)	$(393,315)	$(565,140)	$(768,422)	$(38,315,148)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.14)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.14)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$-	$-	$0.01	$(0.55)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - fully diluted	$-	$-	$-	$0.01	$(0.55)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.69)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.69)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	44,525,966	44,525,966	55,857,983

Weighted average number of common shares outstanding - fully diluted	44,525,966	44,525,966	44,525,966	44,525,966	55,857,983

Comprehensive Income (Loss):
Net income (loss )	$(382,390)	$(458,967)	$(686,776)	$(1,014,664)	$(39,200,385)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	146,157	(73,968)	155,287	(510,824)	157,789
Total other comprehensive loss, net of tax	(236,233)	(532,935)	(531,489)	(1,525,488)	(39,042,596)
Comprehensive loss attributable to the non-controlling interest	31,512	52,963	96,324	207,298	789,946
Comprehensive income (loss) attributable to the Bio-AMD Inc. Common Shareholders	$(204,721)	$(479,972)	$(435,165)	$(1,318,190)	$(38,252,650)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2012
(Unaudited)

				Deficit Accumulated	Accumulated
			Additional	During	Other
			Paid-in	Development	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive Income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(221,573)	-	-	-	(221,573)

Comprehensive Income	-	-	-	-	151,446	3,841	155,287

Subsidiary preferred dividend	-	-	21,471	-	-	(21,471)	-

Net loss	-	-	-	(586,611)	-	(100,165)	(686,776)
Balance at September 30, 2012	44,525,966	$44,526	$42,271,527	$(38,394,187)	$141,536	$(868,534)	$3,194,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
	For the nine months		(date of inception) through
	ended September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(686,776)	$(1,014,664)	$(39,200,385)
Income (loss) from discontinued operations	-	586,518	(30,541,871)
Loss from continuing operations	(686,776)	(1,601,182)	(8,658,514)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	4,417	8,899
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	(221,573)	47,797	368,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,384	8,926	(45,659)
Sales tax and other receivable	10,461	(2,047)	(48,745)
Security deposit and other assets	(4,643)	(17,850)	(68,651)
Accounts payable	6,484	41,196	101,422
Accrued expenses	-	(15,590)	126,105
Taxation and social security payable	13,805	(619)	57,951
Total Adjustments	(161,082)	66,230	1,268,243

Net cash used in operating activities of continuing operations	(847,858)	(1,534,952)	(7,390,271)

Cash flows from investing activities:
Purchase of property and equipment	-	(11,851)	(20,672)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	(11,851)	(30,672)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash flows from discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	154,023	79,702	710,471

Net (decrease) increase in cash and cash equivalents	(693,835)	(1,467,101)	3,183,953

Cash and cash equivalents, beginning of period	3,877,788	4,370,011	-

Cash and cash equivalents, end of period	$3,183,953	$2,902,910	$3,183,953

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   Bio -AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2012 and the results of operations and cash flows for the three and nine month periods ended September 30, 2012 and 2011 and for the period from March 10, 2006 (date of inception) through September 30, 2012. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012.

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

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through September 30, 2012 are classified as discontinued operations in the accompanying consolidated financial statements.

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

During November 2011 we loaned an additional £50,000 to WDX as a short-term unsecured intercompany loan. On July 12, 2012 it was agreed that this loan will be settled through the issuance to us of 5,000,000 ordinary shares, increasing our ownership in WDX to 99.81%

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns three patents and three patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2011 and 2010 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” pregnancy testing market, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at September 30, 2012 and December 31, 2011, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WDX, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through September 30, 2012.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,390,271 and has an accumulated deficit of $38,394,187 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through September 30, 2012, the Company has accumulated deficit of $38,394,187 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd. (a 99.81% owned subsidiary as of September 30, 2012) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2012). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WDX and 37% third party ownership of Bio-AMD Holdings at September 30, 2012 and December 31, 2011 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Foreign currency translation

The Company’s reporting currency is US Dollars. Bio-AMD’s functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WDX, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 10,100,000 common stock equivalents at September 30, 2012 and 2011. For the three and nine month periods ended September 30, 2012 and 2011 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at September 30, 2012 (approximately $137,000 at September 30, 2012) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $2,811,000 and $3,492,000 at September 30, 2012 and December 31, 2011, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 was $0 and a credit of $221,573, respectively, the credit amount being due to a reassessment of the estimated vesting of unvested warrants. Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 was expense of $17,889 and $47,797, respectively.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended September 30, 2012 and 2011, we paid an aggregate of $45,449 and $43,874, respectively to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the nine month periods ended September 30, 2012 and 2011, we paid an aggregate of $135,322 and $130,572 to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £4,500 and £4,500 during the nine month periods ended September 30, 2012 and 2011, respectively, (approximately $7,100 and $7,300, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $19,133 and $21,361 for the three month periods ended September 30, 2012 and 2011, respectively. Rent expense was $58,421 and $66,476 for the nine month periods ended September 30, 2012 and 2011, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $152,702 and $142,453 in consulting fees to these individuals for the three month periods ended September 30, 2012 and 2011, respectively.  The Company incurred $458,297 and $416,773 in consulting fees to these individuals for the nine month periods ended September 30, 2012 and 2011, respectively. The Company incurred $2,368,644 in fees to these individuals for the period from March 10, 2006 (date of inception) through September 30, 2012.

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

Note 5 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WDX as of September 30, 2012, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of September 30, 2012. Segment information for the three and nine months ended September 30, 2012 and 2011 consists of the following:

Three months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	3	-	1,495	1,498
Other income	1,475	-	-	1,475
Segment net income (loss)	(54,315)	(91,707)	(236,368)	(382,390)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

Three months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,475	2,475
Other income	2,499	-	-	2,499
Segment net income (loss)	(51,900)	(114,785)	(292,282)	(458,967)
Segment total assets	90,750	726,909	2,203,620	3,021,279
Expenditures for segment assets	4,036	-	-	4,036

Nine months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	5,366	5,401
Other income	99,955	-	-	99,955
Segment net loss	(78,445)	(262,044)	(346,287)	(686,776)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	157	-	8,427	8,584
Other income	6,216	-	-	6,216
Segment net income (loss)	(436,084)	(326,936)	(251,644)	(1,014,664)
Segment total assets	90,750	726,909	2,203,620	3,021,279
Expenditures for segment assets	11,434	417	-	11,851

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

Overview

We were incorporated in the State of Nevada under the name Malibu Minerals, Inc. on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. On July 6, 2007 we changed our name to Flex Fuels Energy, Inc. through a merger effected for that sole purpose. On April 15, 2011 we changed our name to Bio-AMD, Inc. through a merger effected for that sole purpose. During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd., a development stage company, was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing oil seed rape (“OSR”) products. Effective September 5, 2009, we determined to abandon FFE Ltd.’s proposed oil seed business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was formally dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

The effect of reporting FFE Ltd. as a discontinued operation, is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made by us into our Bio AMD Holdings Limited and WDX Organisation Limited subsidiaries, as described herein.

On May 1, 2009 we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales (“WDX”) representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX and since July 12, 2012 we have owned 99.81% of WDX making it a majority owned subsidiary of ours. WDX is the developer of a technology designed to mitigate currency risk.

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

On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” which was originally acquired on March 27, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. The claims were sold for gross proceeds of 20,000 Canadian Dollars (approximately US$20,000 at the time of payment), subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately US$3,025 at the time of payment).

Business Overview

During the quarter ended September 30, 2012, we were engaged in the following sectors:

•	developing our POC medical diagnostic reader device business; and

•	developing our currency risk mitigation business.

Although we maintained considerable cash balances throughout the fiscal quarter ended September 30, 2012, we have incurred operating losses since our inception and have generated no revenues. As a result, we have generated negative cash flow and had an accumulated deficit of $38,394,187 as of September 30, 2012.

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $382,390 and $686,776 for the three and nine month periods ended September 30, 2012 compared to losses from continuing operations of $458,967 and $1,601,182 for the three and nine month periods ended September 30, 2011.

The main components of the recorded operating loss from continuing operations during the three and nine month periods ended September 30, 2012 compared to losses from continuing operations during the three and nine month periods ended September 30, 2011 and for the period from March 10, 2006 (date of inception) through September 30, 2012 were as follows:

		3 months ended September 30,		9 months ended September 30,		For the Period from March 10, 2006 (date of inception) through September 30,
	Note	2012	2011	2012	2011	2012
Consulting expenses	1	$152,702	$142,453	$458,297	$416,773	$2,368,644
Payroll and administrative expenses	2	$53,935	$68,535	$158,371	$460,382	$2,357,406
Legal Fees	3	$15,164	$116,692	$45,426	$314,704	$4,099,888
Professional Fees	4	$23,026	$35,923	$117,988	$114,319	$1,179,498
Rent, Office related, Telecoms and Miscellaneous	5	$44,575	$53,772	$124,814	$163,782	$654,392
Warrant issuance	6	$0	$17,882	$(221,573)	$47,797	$368,497

(1)           Consulting expenses increased slightly by $10,249 to $152,702 for the three month period ended September 30, 2012, compared to $142,453 for the three month period ended September 30, 2011 and increased by $41,524  to $458,297 for the nine month period ended September 30, 2012 compared to $416,773 for the nine month period ended September 30, 2011. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The increase was primarily due to a previously stated employee within WDX who is now retained as a consultant and accounted for as a consulting expense accordingly (see note 2 below).

(2)           Payroll and administrative expenses reduced by $14,600 from $68,535 for the three month period ended September 30, 2011 to $53,935 for the three month period ended September 30, 2012 and reduced by $302,011 from $460,382 for the nine month period ended September 30, 2011 to $158,371 for the nine month period ended September 30, 2012. The reduction was primarily due to the termination of all employee contracts in WDX in June 2011.

(3)           Legal fees reduced by $101,528 from $116,692 for the three month period ended September 30, 2011 to $15,164 for the three month period ended September 30, 2012 and reduced by $269,278 to $45,426 for the nine month period ended September 30, 2012 from $314,704 for the nine month period ended September 30, 2011. The decrease was primarily due to the settlement of our legal action against Mayer Brown in November 2011.  Current legal charges are for routine legal counsel services.

(4)           Professional fees, comprised primarily of audit and financial compliance related costs, reduced by $12,897 from $35,923 for the three month period ended September 30, 2011 to $23,026 for the three month period ended September 30, 2012 and increased by $3,669 from $114,319 for the nine month period ended September 30, 2011 to $117,988 for the nine month period ended September 30, 2012.

(5)           Rent, Office related, Telecoms and Travel expense was $44,575 for the three month period ended September 30, 2012 compared to $53,772 for the three month period ended September 30, 2011 and was $124,814 for the nine month period ended September 30, 2012 compared to $163,782 for the nine month period ended September 30, 2011. The reduction of $38,968 for the nine month period ended September 2012 can be attributed to general cost savings initiatives across all operations within the Company.

(6)           On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company, comprised of both “Time” warrants which vest in equal parts over a time period, and “Price” warrants which vest only if certain stock price parameters are achieved.  The fair value of the warrants which vested in the three and nine month periods ended September 30, 2012 amounted to non-cash accounting credits of $(0) and $(221,573), as compared to the charge for the three and nine month periods ended September 30, 2011 amounting to $17,889 and $47,797 respectively. The significant reductions in the stock based compensation of $(17,889) and $(269,370) for the comparative three and nine month periods ended September 30, 2011 and 2012 and the credit amounts arising are due to the reassessment of the actual vesting of all remaining unvested Price warrants, which, after management review during the period, it was determined would not vest.  These Price warrants expired on October 21, 2012.

We incurred a loss from continuing operations of $8,658,514 for the period from March 10, 2006 (date of inception) through September 30, 2012.

Gain/Losses from Discontinued Operations

There were no accounting transactions within discontinued operations for the three and nine month periods ended September 30, 2012 as compared to gains of $0 and $586,518, for the three and nine month periods ended September 30, 2011 respectively.

There was no change in gain/loss from discontinued operations for the three and nine month periods ended September 30, 2012 primarily due to the discontinued operations having been dissolved during the year ended December 31, 2011. This will have no further impact on the financial statements of Bio-AMD, Inc.

We incurred a loss from discontinued operations of $30,541,871 or $0.55 per share, for the period from March 10, 2006 (date of inception) through September 30, 2012 primarily due to the loss on disposal/ abandonment of FFE Ltd., as discontinued operations, which amounted to $27,945,099 (which comprised of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $4,023,068 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through September 30, 2012 and anticipate that we will not generate any revenues until late 2012, although there can be no guarantee that this will occur.

Other Income

We recorded Other Income during the three and nine month periods ended September 30, 2012 of $2,973 and $105,356 as compared to $4,974 and $14,800 for the three and nine month periods ended September 30, 2011.  During the nine month period ended September 30, 2012, a UK tax credit rebate was granted to our subsidiary WDX amounting to £61,338 (approximately $97,000) in consideration for a retrospective application for the surrender of operating tax losses in the financial year ended December 31, 2010.

Net Losses

We incurred net losses in the amounts of $382,390 and $686,776 or $0.01 and $0.01 per share for the three and nine periods ended September 30, 2012, as compared to net losses of $458,967 and $1,014,664 or $0.01 and $0.02 per share for the three and nine months periods ended September 30, 2011 as discussed above. We incurred a net loss in the amount of $39,200,385 or $0.69 per share from March 10, 2006 (date of inception) through September 30, 2012.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WDX and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three and nine months ended September 30, 2012 and 2011 consists of the following:

Three months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	3	-	1,495	1,498
Other income	1,475	-	-	1,475
Segment net income (loss)	(54,315)	(91,707)	(236,368)	(382,390)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

Three months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$--	$--	$--	$--
Interest income	--	--	2,475	2,475
Other income	2,499	--	--	2,499
Segment net income (loss)	(51,900)	(114,785)	(292,282)	(458,967)
Segment total assets	90,750	726,909	2,203,620	3,021,279
Expenditures for segment assets	4,036	--	--	4,036

Nine months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)		Consolidated

Revenue	$-	$-	$-		$-
Interest income	35	-	5,366		5,401
Other income	99,955	-		-	99,955
Segment net loss	(78,445)	(262,044)	(346,287)		(686,776)
Segment total assets	37,186	389,263	2,829,977		3,256,426
Expenditures for segment assets	-	-	-		-

Nine months ended September 30, 2011:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$--	$--	$--	$--
Interest income	157	--	8,427	8,584
Other income	6,216	--	--	6,216
Segment net loss	(436,084)	(326,936)	(251,644)	(1,014,664)
Segment total assets	90,750	726,909	2,203,620	3,021,279
Expenditures for segment assets	11,434	417	--	11,851

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At September 30, 2012, we had cash and cash equivalents of $3,183,953; other current assets of $34,918 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $61,558, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $847,858 for the nine months ended September 30, 2012, as compared to $1,534,952 for the nine months ended September 30, 2011. Net cash used in operating activities of continuing operations for the nine months ended September 30, 2012 is primarily attributable to our net loss from continuing operations of $686,776, a stock based compensation credit of $(221,573) due to the reassessment of the estimated vesting of all remaining unvested warrants, and the net change in the balances of operating assets and liabilities in the aggregate amount of $60,491. During the period from March 10, 2006 (date of inception) through September 30, 2012, we used net cash in operating activities of continuing operations of $7,390,271, which was primarily attributable to our net loss from continuing operations of $8,658,514, net with depreciation of $8,899, impairment loss of $52,055, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,084,866, and the net change in the balances of operating assets and liabilities in the aggregate amount of $122,423.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2012, we did not use net cash for investing activities. During the nine months ended September 30, 2011, we used net cash in investing activities of continuing operations of $11,851 primarily for the purchase of property and equipment. During the period from March 10, 2006 (date of inception) through September 30, 2012, we used net cash in investing activities of continuing operations of $30,672 which is comprised of the purchase of mineral claims of $10,000 and software and equipment acquired by WDX and Bio-AMD of $20,672.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the nine month periods ended September 30, 2012 and 2011.  During the period from March 10, 2006 (date of inception) through September 30, 2012, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in September 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through September 30, 2012.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WDX Organisation Ltd., (a 99.81% owned subsidiary as of September 30, 2012) and Bio-AMD Holdings Ltd. (a 63% owned subsidiary as of September 30, 2012). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WDX Organisation Ltd., and the 37% third party ownership of Bio-AMD Holdings Ltd (both as at September 30, 2012) are recorded as non-controlling interests in the consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 99.81% owned subsidiary, WDX and of its 63% owned subsidiary, Bio AMD Holdings Ltd., are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2012 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We issued no equity securities during the quarter ended September 30, 2012.

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

•
A digital, handheld, POC prothrombin time monitor/blood coagulation device incorporating a Bio-AMD designed micro-fluidic test strip (“COAG”) to enable patient based, anticoagulant drug therapy monitoring; and

•
A highly accurate Magnetic Particle Reader (“MPR”), providing fully quantitative measurement through the novel application of micro-fluidics and ‘lab-on-chip’ technology. The MPR, when fully developed, is believed to be capable of quantifying the intensity and behavior of magnetic markers on the diagnostic strip.

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

•
We have continued to develop our COAG micro-fluidic strip technology, to further improve on quality, having already established a design that allows low cost manufacture of the strip whilst ensuring scalability and repeatability.    We are in continuing third party discussions with a view to establishing a development agreement for the COAG technology, whereby they would provide more detailed input and support to ensure the technology is market ready which can then be sold through their extensive market and distribution channels.

Our key objective has been to ensure that our more advanced technology platforms i.e. DSR and COAG are at a stage where a commercial agreement(s) has been secured enabling us to launch our technology into the market which will both significantly enhance our public exposure and generate revenues from the sale of products or licensing of the technology.

Given the more advanced status of DSR and COAG as outlined above, and to provide a platform from which the Bio-AMD platform can grow, development of our MPR technology has been temporarily put on hold. Some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations part funded by the UK Government.  We originally anticipated recommencing work on the MPR technology in the latter part of 2012, although on further review it would be more realistic to assume resumption of this project dependent on the progress of both DSR and COAG.

Our aim for fiscal year ending 2012 is to secure commercial agreements for the DSR and COAG technologies.  As at September 30, 2012 there were no commercial agreements in place, and no revenues had been generated by Bio AMD Holdings Limited and there can be no guarantee that we will be able to secure commercial agreements being pursued

The POC Market

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

Bio-AMD Business Model, Strategy and Technology

Bio-AMD’s current business model aims to license its pipeline of technologies into diagnostic testing devices with preferred partners, comprised primarily of bio-chemistry companies, manufacturers and sales/distribution channels, with a view to entering into distribution and/or licensing agreements on a geographic basis and/or for specific tests.  In many cases a preferred partner may have all three attributes vertically integrated into their business.

Bio-AMD expects to benefit from participation in revenue sharing or royalty payments, licensing sales, milestone awards from development partners (depending on the commercial agreement entered into).  Where the opportunity exists, and where it makes economic sense to do so, we may enter into manufacturing arrangements.  However, we will be very focused in deciding those products in which we undertake to manufacture as we are currently limited by funds, expertise and resources.

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

The first planned product utilizing the DSR technology platform is a next generation, digital pregnancy test aimed at the established OTC market. Bio-AMD is in active discussions regarding the potential commercialization of DSR as applied to digital pregnancy testing and also to other areas of the wider female well-being health market such as ovulation, fertility and menopause testing.

In parallel to the development of the DSR, Bio-AMD has continued the development of its COAG technology into a blood coagulation monitor.  Bio-AMD has performed initial tests of its patent applied-for application technology involving the creation of a unique strip design and method for prothrombin time measurement, which have been successful.  We continue to progress with the product development and anticipate completion of a strip mould that will allow mass production of strips at low cost.  However, the COAG technology will require a development partner (to whom we would license the technology) with the requisite resources to ensure that a final product will be launched into the market. We continue to be in active discussions with such a development partner that fits well with our required profile, although no formal agreement has yet been entered into.

In many medical conditions early and accurate diagnosis is critical and sometimes makes the difference between full, partial or no recovery.  However, most quantitative measuring systems remain lab based and current medical practices based on late-stage, hospital based interventions constitute one of the most cost intensive solutions for healthcare providers.  Our proposed MPR technology aims to create a flexible, high speed, robust and highly sensitive diagnostic testing method which is small enough to be used 'near-patient' whether that be in an ambulance, a health clinic, a doctor’s office or at home. The MPR technology centers on a novel, highly sensitive and accurate method of determining with a much greater degree of accuracy and at very low levels of sample size (typically less than 5 micro liters) the presence and/or concentration of substances of interest in body fluids.  Immunoassays for these types of tests rely on the detection of magnetic nano-particles tagged with antibodies which adheres or binds to a molecule of interest.

Bio-AMD’s proposed technology around the MPR can potentially be used as an aid to diagnosis of any medical condition where rapid and quantitative measurement of variation in concentration of analyte or antibody is medically vital.  For example, cardiac troponin I, the key marker for myocardial infarction, is one of the most difficult analytes to measure reproducibly.  A rapid quantitative diagnostic test can significantly improve the chances of recovery, through quick identification and administering of the appropriate treatment required.    MPR offers significantly enhanced sensitivity compared to purely optical methods, capable of interpreting results on a fully quantitative basis. We believe that the Bio-AMD MPR technology has considerable potential; the ability to perform quantitative measurement in a PoC device represents a critical milestone and opens up to new markets of diagnosing and treating a wide range of conditions in a rapid and efficient way.  For example, cardiac markers (for emergency wards and paramedics), oncology, infectious diseases, drugs of abuse, cholesterol, cortisol and vitamin deficiency.

Our proposed method aims to bring together biology, chemistry, nano-fluidics, electronics and, 'lab-on-chip' technology together into unique, economically viable products.

Bio-AMD Management

Bio-AMD is based at the Sci-Tech Daresbury (formerly the Daresbury Science and Innovation Campus) in Cheshire, UK, which is now a government designated Enterprise Zone.  Sci-Tech Daresbury was formed as part of a UK government initiative to maximize the effects of public investment on business-science collaborations.  Being based at Sci-Tech Daresbury means that Bio-AMD is able to access a network of government supported research facilities including expertise and resources which are based on site and collaborate with high profile government backed scientific bodies. To date, Bio-AMD has benefited from some small grant aid made available to it through various schemes offered throughout the campus network, and it continues to take advantage of the access afforded to it by the Science and Technologies Facilities Council, one of seven national research councils in the UK funded by the UK Government, which is located on the campus site.

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

The WOCU quotation is also available via a mobile application for Apple mobile devices known as “WOCU”. This application supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WDX by RSS feed, e-mail and via WDX’s FTP server. The WOCU quotation as a 15 minute delayed, 5 second update price is also available from the Company’s corporate website www.wocu.com.

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

Since the initial investment, WDX has had numerous discussions with members from all three target groups, with strong interest shown by the majority of parties.  However, securing sufficient licensing contracts has fallen far short of initial expectations despite the injection of additional working capital funding.  In September 2011, WDX determined that all employee contracts should be terminated, with a view to reducing the fixed monthly expenditure.

WDX has established a network of individuals and organizations who it expects will serve as introducing agents to the business, charged with identifying suitable prospects which fit our target profile.  WDX immediate objective is to pursue a focused strategy to execute those targets in the near-term pipeline, coupled with limited yet targeted marketing and business development activity to secure new contract opportunities, working with this sophisticated network of introducing agents.  These agents will be remunerated purely on successful results, and the exact terms of any such arrangement is agreed between WDX and the individual on a case by case basis.  Agents are chosen based on their potential, and are likely to have extensive knowledge of the financial markets, and a very deep client network. To date, five such agents have been appointed.

During the three month period ended September 2012, we have made positive progress with several high profile leads introduced to us via our agents. WDX’s initial intention is to simultaneously engage with a bank, a derivatives exchange and a large retail focused user in order to launch the tradable WOCU and associated products. Discussions continue with such parties.

Since January 1, 2012, Mr. Michael Blakey, IT and Operations Director, has assumed leadership responsibility for WDX, and on April 20, 2012, Mr. Michael King resigned as non-executive Director. The Board of WDX, which also serves as the operational management team, comprises Mr. Michael Blakey, Mr. Thomas Barr and Mr. Robert Galvin. Messrs. Barr and Galvin also serve as directors of Bio-AMD, Inc. Our CFO Robert Galvin is actively involved in the financial management and corporate development of WDX and the implementation of the WDX business plan

All direct monthly costs have been reduced to a minimum to maximize use of cash balances and currently run at an average of less than $20,000 per month.  WDX continues to benefit from cash received from local tax credit rebates for prior year losses surrendered in exchange, and will submit further applications as appropriate.  The Company has resolved to provide limited finance to WDX by way of intercompany loan as and when required, although it is not anticipated that a cash funding request will be forthcoming until toward the end of 2012, given the available cash balances already held within WDX and income expected to be received from further tax credit applications currently being made.

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

BIO-AMD, INC.

November 8, 2012                                                                      By: /s/ Thomas Barr
Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

November 8, 2012                                                                      By: /s/ Robert Galvin
Robert Galvin, Chief Financial Officer