Form 10-K
period 2012-12-31
Bio-AMD Inc.
filed 2013-03-25
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2012, there were 44,525,966 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,473,584 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $3,477,887 based on the closing price of $0.08 for the registrant’s common stock on June 30, 2012.

As of March 18, 2013 there were 44,525,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to successfully engage, through our majority owned subsidiary, Bio AMD Holdings Limited, in the Point Of Care medical diagnostic device business including:
a.	Acceptance of our technologies or future technologies in the marketplace,
b.	Our partners' ability to develop, market and distribute our technologies under a strategic partnership agreement,
c.	Demand for products or future products that utilize our technologies,
d.	Our ability to secure license or profit sharing related agreements and secure government research and development grants,
e.	Our ability to successfully conduct laboratory and clinical testing of our potential products working with our partners; and
f.	Our or our partners’ ability to obtain regulatory approval of our future products.

2.
Our ability to successfully market, through our majority owned subsidiary, WOCU Limited (f/k/a WDX Organisation Limited), our currency risk mitigation product, the WOCU®, and that proposed applications involving the WOCU product have collateral effects which render the application undesirable or unmarketable;

3.
The intensity of competition in both industries in which our subsidiaries operate, e.g., that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products;

4.	Our ability to raise additional capital as and when needed on acceptable terms;

5.	General economic conditions that affect the industries or the global environment in which we operate; and

6.	Our ability to successfully attract and retain management and other key employees.

All references in this Form 10-K to the “Company,” “we,” “us” or “our” are to Bio-AMD, Inc. and, unless otherwise differentiated, its subsidiaries, Bio AMD Holdings Limited and WOCU Limited.

PART I

ITEM 1.	BUSINESS

Organizational History

We were incorporated in the State of Nevada under the name Malibu Minerals, Inc. on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. On July 6, 2007, we changed our name to Flex Fuels Energy, Inc. through a merger effected for that sole purpose. On April 15, 2011, we changed our name to Bio-AMD, Inc. through a merger effected for that sole purpose.

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

On May 1, 2009, we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX Organisation Limited and as of December 31, 2012 owned 99.81% of WDX Organisation Limited making it a majority owned subsidiary of ours. WDX Organisation Limited is the developer of a technology designed to mitigate currency risk. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013. See “Item 1. Business – Business Overview – WL Currency Risk Mitigating Business”.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,335,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding global medical diagnostic Point Of Care (“POC”) market. See “Item 1. Business – Business Overview – Bio Alternative Medical Devices.”

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

Our fiscal year end is December 31. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles, in United States dollars. Amounts stated in other currencies have been translated for the convenience of the reader at historical rates then prevailing.

Business Overview

During the financial year ended December 31, 2012, we were engaged in the following sectors:

●	developing our POC medical diagnostic device business; and

●	developing our WOCU based currency risk mitigation business.

We have incurred operating losses since our inception and have generated no revenues. As a result, as of December 31, 2012, we have generated negative cash flow and had an accumulated deficit of $38,587,988.  We will require funding in the future for the full implementation of our business plans as described in this report.

Our Strategy

Since May 2009, we have acquired stock resulting in the majority ownership of two potential high growth businesses, which we believe can create shareholder value:
  Bio-AMD, a company of which we own 63%, is a technology company focused in the rapidly expanding POC medical diagnostic reader market
  WL, a company of which we own 99.81%, has developed the WOCU, a derivative quotation designed to mitigate currency risk, that can be licensed into a wide variety of corporate and retail financial based products including but not limited to exchange traded funds, indexed structured products and derivatives.
During fiscal year 2013, we will continue to develop and attempt to commercialize our products with the objective of creating sales revenue from these operations. This will necessitate the use of funds from our available cash balances, and will also require us to raise additional funds to support our future growth plans.  Bio-AMD currently is our core focus of operations going forward.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Operations – Bio Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,335,000 at the time of purchase). The purchase price was applied to the Bio-AMD business to commence its business plan. The 37% of Bio-AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%), our Chief Financial Officer. Bio-AMD is a development stage company, formed in February 2010, which primarily operates through its wholly owned subsidiary, Bio Alternative Medical Devices Limited. (“Bio-Medical”), a United Kingdom corporation. Where context requires, reference to Bio-AMD also includes reference to Bio-Medical.

Technology - Overview
  A Digital Strip Reader (“DSR”) able to read a wide variety of low cost, hand-held rapid immunoassay diagnostic test strips already in the POC market including, but not limited to, cardiac markers, infectious diseases, drugs of abuse, female wellbeing (pregnancy/ovulation testing) to provide semi-quantitative results;
  A micro-fluidic test strip which has been adapted to measure prothrombin time/INR through a POC blood coagulation monitoring device (“COAG”) enabling patient based, anticoagulant drug therapy monitoring; and
  A test strip combining micro-fluidics and ‘lab-on-chip’ technology providing fully quantitative measurement into a highly accurate Magnetic Particle Reader (“MPR”).  We believe that when fully developed the MPR, will be capable of quantifying the intensity and behavior of magnetic markers on the diagnostic strip.
Technology – DSR

The DSR technology platform utilizes a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on what we believe to be a unique optical sensor arrangement.  The DSR comprises a proprietary generic design incorporating sensors, diagnostics, display and power management capabilities.  A key feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

Bio-AMD has created designs for both single and multi-test versions of the DSR hand-held reader device, and laboratory based bench tests have been performed by us in our premises using third party lateral flow strips.  The DSR device is designed to be fully disposable. It can be powered by solar power cells, although traditional battery power sources can also be used.  Our multi-test device utilizes a replaceable cap system in which a new test strip is fitted, thereby enabling the hand-held reader to be used multiple times for the same test e.g. the over the counter (“OTC”) home fertility testing packs contain up to 20 separate identical tests; in this case our device would require just one reader device with 20 caps containing the test strip, thereby reducing the number of component parts. Our own internal testing using a soft mould prototype of the device suggests that the design is sufficiently robust enough to be used numerous times in professional settings such as clinician offices and laboratories.

During the course of the year ended December 2012 we submitted three patent applications to the UK Intellectual Property Office for a Photovoltaic Sensor Array, a Cartridge Cap and an optical filtering process, comprising proprietary features independent of the underlying DSR technology used within the reader.

We have determined that initially the DSR should be applied into the well-established OTC female wellbeing market (digital home pregnancy and fertility testing). The market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response.  Pregnancy test kits (“PTK”) are sold as single or multiple tests, and are a mix of both digital and analogue results, the former being a “pregnant’ or “not pregnant” result shown clearly on an LCD display, the latter being the appearance of line if the test result is positive (an optical read out). More recently, digital PTK’s have evolved to include a conception indicator to show the consumer how many weeks pregnant they are. For providers of these tests, manufacturing costs and new features are key drivers to increasing margins on products and maintaining market share.

We have been in discussions with several parties since mid-2012 where significant interest has been shown in the potential for our DSR technology to deliver reduced manufacturing costs and new features.  These discussions are still ongoing and there can be no assurance of a successful conclusion or that a formal agreement will be ever be executed.  Our intention is to license the technology to one or more parties whereby they will assume regulatory approval of any final products created utilizing our technology. We believe that entry into this market will help to validate the DSR technology in addition to creating either royalty or licensing revenues.  To date, we have not entered into any agreement, and there can be no assurance we will in the future.

Technology - COAG

Bio-AMD’s micro-fluidic strip technology has been adapted for use in a POC hand-held device to detect prothrombin time (“PT”)/International Normalized Ratio (“INR”), or the coagulation of blood. Patients with cardiac problems are often on life-long oral anticoagulation therapy, for example Warfarin, which is sold under band names such as Coumadin. Frequent testing and careful monitoring of the PT/INR or blood coagulation, to regulate the doses of anticoagulation therapy is a necessity.  A patient taking too much anticoagulant is at risk of serious bleeding events and if too little is taken they may be at risk of thrombosis.  The POC coagulation market for PT/INR measurement is estimated to be worth approximately US $700 million globally with projected growth of 15% per annum.  The market is dominated by a small number of major players including Alere, Roche and Phillips. However, products currently in the market are often cited as being expensive and complicated to use.

Bio-AMD has established a design that allows for low cost manufacture of the strip whilst ensuring scalability and repeatability.  In addition we have performed initial in-house bench tests at our laboratory, which, when compared against the current ‘best in market’ devices, produces comparable results which we believe validates the feasibility of our design. We have had specific tooling created by a sub-contractor based in China, which will enable us, or a licensee, to manufacture the base components of the strip as and when required.

Launching a product into the coagulation market that incorporates our COAG technology will require us to partner with a much larger business with the requisite capital resources and skills including distribution and sales into the coagulation sector, the ability to take responsibility for any regulatory aspects of a final device/system, and potentially in-house manufacturing capability (or strong links to sub-contract manufacturers).  We continue to have discussions with a potential partner that fits well with our required profile, although no formal agreement has yet been entered into, and there can be no assurance that a formal agreement will materialize and be concluded.

Technology - MPR

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

The ability to provide rapid and fully quantitative measurement testing enables significantly greater accuracy for diagnosis and subsequent treatment thereby increasing the potential for successful patient outcomes and cost savings. Bio-AMD’s proposed technology around the MPR can potentially be used as an aid to diagnosis of any medical condition where rapid and quantitative measurement of variation in concentration of analyte or antibody is medically vital.  In addition MPR offers significantly enhanced sensitivity compared to purely optical methods, capable of interpreting results on a fully quantitative basis. We believe that the Bio-AMD MPR technology has considerable potential to represent a next generation of POC testing, taking to another level the existing devices, methods and processes already being used in markets such as cardiology, oncology, infectious diseases, drugs of abuse, cholesterol, cortisol and vitamin deficiency. Our proposed method aims to bring together biology, chemistry, nano-fluidics, electronics and, 'lab-on-chip' technology together into what we believe can be unique, economically viable products.

To date some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations in-part funded by the UK Government.  This work has centered on the feasibility of our design and has proved successful.  In April 2011 we made our initial patent application for our MPR technology and in October 2012 we entered into the national phase stage making applications in Europe, US, India and China. Further work on the MPR has been temporarily put on hold whilst the management team focus on commercialization of its DSR and COAG applications as described above. We originally anticipated recommencing work on the MPR technology in the latter part of 2012, although on further review it would be more realistic to assume resumption of this project is dependent on the progress of both our DSR and COAG technologies.

Intellectual Property

Bio-AMD currently has seven patent applications pending covering its three technology platforms.

Bio-AMD was founded by the incumbent management team and originally incorporated in April 2009 to acquire a portfolio of patents comprised of granted, pending and applications, hereinafter referred to as the “patents” or “patent portfolio” out of the formal insolvency of the previous company in which the current management team had been employed.  Soon after acquisition of the patent portfolio, the Administrator for the insolvency formally dissolved the entity from which the patents were acquired prior to the transfer of legal title of each patent to Bio-AMD, resulting in the beneficial ownership of these patents by Bio-AMD.  Re-instatement and transfer of any patents not legally owned requires significant professional fees and triggers payment of the backlog and potential fines of all routine renewal and maintenance fees associated with each patent.  Following a review of the patent portfolio, the management team determined that only two of the patents within the portfolio that specifically underpin the DSR technology platform, were required to be legally transferred and these are currently in course of being re-instated in the relevant jurisdictions as applicable. Both of these patents are pending.

Since the acquisition of stock in February 2010 and resultant cash injection, Bio-AMD has made a further five patent applications pending relating to our three technology platforms.  Our active portfolio of patents underpins our value and we will continue to add to our patent portfolio to ensure that all applicable technologies in development are fully protected.

The POC Market

POC testing includes any screening or diagnostic test that is performed outside the main hospital laboratory. Over the last decade, more diagnostic tests have been performed at patients’ bedsides in hospitals, in physicians’ office laboratories, outpatient clinics, emergency rooms, and intensive-critical-care units. The wider availability of POC testing has revolutionized the continuum of the patient-care process by providing laboratory results rapidly and efficiently at these locations. It encompasses tests performed using bodily fluids such as blood, urine or saliva samples.  A unique feature of POC technology is that it does not require interpretation by a trained laboratory professional, but is simple enough to be used by medical professionals or sometimes the patients themselves.

According to a recent report from BCC Research, the global market for POC diagnostics, valued at $13.8 billion in 2011, is expected to increase to $16.5 billion in 2016. The market for POC diagnostics can be broken down into 10 segments: glucose monitoring, blood chemistry and electrolyte, pregnancy and fertility, cardiac markers, drug and alcohol, infectious disease, cholesterol, hemoglobin/hemostasis, urine chemistry and tumor marker.

The largest segment of the market, glucose monitoring, totaled $7.5 billion in 2011 but is generally considered to be ‘mature’ and is expected to increase at a compounded annual growth rate (“CAGR”) of 0.3% to $7.6 billion in 2016.  Blood chemistry and electrolyte, the second-largest segment, totaled nearly $2.3 billion in 2011, and after increasing at a CAGR of 4.8% the segment is expected reach nearly $2.9 billion in 2016.  The well-established pregnancy and ovulation testing market is set to grow to around $1billion in 2016 from current levels of $800 million suggesting relatively modest growth of approximately 5% CAGR.  The fastest-growing segment, cardiac markers, is projected to increase at a CAGR of 14.4%, rising from $1 billion in 2011 to $2 billion in 2016.  The infectious disease and tumor marker segments have the next highest projected growth rates, with both expected to increase at CAGRs of more than 10%.

The trend toward greater POC testing is driven by the faster diagnostic benefits it provides.  Other reasons have also emerged for the high demand of POC testing, including clinical staff shortages, an ageing population, long-term healthcare cost savings and rural locations without conventional laboratory services.

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

We believe that Bio-AMD is an innovator in the field of reader technology development, with the attributes of its technology platform fitting well with these key trends.

Bio-AMD Business Model and Strategy

Bio-AMD’s current business model aims to commercialize its pipeline of technologies into diagnostic testing devices with preferred partners, comprised primarily of bio-chemistry companies, manufacturers and sales/distribution channels, with a view to entering into licensing arrangements on a geographic basis for specific testing areas.  In many cases a preferred partner may have all three attributes vertically integrated into their business.

Bio-AMD expects that its commercialization methods will include revenue sharing or royalty payments, licensing sales, and milestone awards from development partners (depending on the commercial agreement entered into).

Bio-AMD continues to be alert to grant funding opportunities and tax based incentives primarily from the UK Government based initiatives and schemes, as and when they arise.  In the UK generally, since 2009, grant funding pools have diminished due to wider macro factors and applications for development grants that have been made available have become increasingly competitive and difficult to secure.  However, Bio-AMD has been successful in applying for tax credits whereby computed tax losses in the UK entity are surrendered for cash at a pre-determined rate.  In December 2012, we were issued a cash sum of £36,516 (approximately $58,000) for a prior year application in 2010, which has been applied to the business.  We will continue to make such applications and opt for further cash payments for subsequent years, however there can be no assurance that we will be successful.

In the short term our plan for the fiscal year ending 2013 is to attempt to secure commercial agreements for the DSR and COAG technologies.  This will significantly enhance our public exposure, help to validate the commerciality of our technology platforms and generate revenues from licensing sales and/or royalties.

Our growth plan is flexible and maintains the potential to enter into manufacturing arrangements for specific products into target areas, for example fast growing segments of the POC market such as cardiac markers, infectious diseases and drugs of abuse.  However, we will only contemplate such moves where it makes economic sense to do so and where we believe significant value can be added to our business.  In addition, the further work required on our MPR platform will require additional capital if we decide to commence work in the short term.  Currently we are constrained from such activity by our limited working capital, expertise and resources, and it is unlikely that royalty and licensing revenues, if they materialize, will be sufficient to fund these growth plans.  Any decision to undertake development work in new testing areas of the POC market, enter into manufacturing or to further our work on the MPR will require us to raise capital to fund those plans.

As at December 31, 2012 there were no commercial agreements in place, and no revenues had been generated by Bio-AMD.

Government Regulation

We anticipate that our partners with whom we enter into licensing contracts will assume responsibility for meeting the regulatory requirements of any of the diagnostic devices created utilizing our technology; though should we be required to fulfill any regulatory approvals, there can be no assurance that we will be able to comply with such laws or regulations.

The end user products that will incorporate our technology platforms will be subject to extensive and frequently changing federal, state, local and foreign laws and regulations. Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the United States Food and Drug Administration ("FDA").  The FDA is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce.

Any diagnostic products sold in the United States require either FDA clearance to market under Section 510(k) of the FDC Act, or Pre-market Approval, or PMA, which may require pre-clinical and clinical trials. Foreign countries may require similar or more onerous approvals to manufacture or market these products.

The marketing of consumer diagnostic products is also subject to regulation by the U.S. Federal Trade Commission, or the FTC. In addition, the end user product will be required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. It must also be demonstrated to the FDA that diagnostic tests intended for home use or for use by laboratories holding a Certificate of Waiver under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988, or CLIA, including most physician office laboratories, are simple with a low risk of error. Foreign countries may require similar or more onerous approvals to manufacture or market our products.

Failure to comply with applicable regulatory requirements can result in the refusal by regulatory agencies to approve product licensing. Non-compliance can also result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production, or refusal to enter into additional contracts.

Any regulatory clearances that are received for a product may be subject to limitations on approved uses for the product. After obtaining marketing clearance for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions may be imposed on the product or manufacturer, including an order to withdraw the product from the market. If we, and any contract manufacturers we choose to engage, fail to comply with applicable regulatory requirements, we may be fined, sales of our products may be suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Liability Insurance Coverage

We anticipate that partners with whom we plan to license our technologies to and any third party sub-contract manufacturers used to manufacture products incorporating our technology will have their own products liability insurance coverage (under which we would be covered or indemnified against such liabilities).

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

Operations – WL - Currency Risk Mitigating Business

WL is the creator of a proprietary algorithm that produces a global currency derivative quotation known as the WOCU.  The WOCU can be applied to financial products provided by third parties such as index structure products, exchange traded funds or derivate contracts, with a view to mitigating any currency risk inherent within those products. The WOCU algorithm was completed in June 2009, with further work including back-testing using historical foreign exchange data, to prove the attributes of the WOCU design, taking place throughout 2010.  Since that time, the WL management team has sought to achieve licensing deals with a variety of financial institutions that are seeking to create financial products denominated in WOCU.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WL, and the founding shareholders of WL (the “Founders”), the owners of all of the issued and outstanding shares of WL.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WL.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of December 31, 2012 and currently, we own 99.81% of the issued and outstanding share capital of WL on a fully diluted basis.

On July 21, 2010 we entered into a Deed of Variation of Loan Agreement with WL for the purpose of consolidating the outstanding loans (being a principal amount of 600,000 British Pounds) made by us to WL.

On July 23, 2010 we entered into a Subscription Agreement with WL and the Founders under which we purchased 500,000 preference shares of WL (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately US$750,000) at the time of purchase. The Subscription Agreement also provided for WL to allot up to an aggregate of 16,900 C Ordinary Shares of WL to employees, directors and consultants of WL to secure their continued service to WL and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, which reduced our ownership in WL from 93% to 77.54%.

Effective June 30, 2011, WL agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WL Articles of Association terminated employees effectively gave up 9,243 C Ordinary Shares.  This had the resultant effect of increasing our ownership in WL to 87.13% on a fully diluted basis.

During November 2011 we loaned an additional £50,000 to WL as a short-term unsecured intercompany loan. On July 12, 2012 it was agreed that this loan would be settled through the issuance to us of 5,000,000 ordinary shares, increasing our ownership in WL to 99.81%.

Effective January 29, 2013 WL changed its name to WOCU Limited from WDX Organisation Limited.

WL’s product – the WOCU

The WOCU is a foreign exchange derivative quotation computed by our proprietary algorithm; a weighted currency basket encompassing the exchange rates of the fiat (national) currencies of the world’s twenty largest economies (currently accounting for around 81% of global production), weighted by the International Monetary Fund (“IMF”) Gross Domestic Product figures of those individual countries and outputted in real time.

The WOCU’s generally low volatility against fiat currencies offers huge commercial advantages as a unit of account for the denomination of world trade, compared to the status quo of cross border trade denominated in fiat currency pairs, or in US Dollars.  Transactions across currencies (except in isolated cases where one exchange rate is “pegged” to the other) inevitably involve potential foreign exchange risk caused by movements in exchange rates. The advantage of denominating a transaction involving foreign exchange in WOCU’s is that can lower the foreign exchange (“FX”) volatility as compared to traditional exchange rate pairs.

The WOCU, subject to the achievement of the WL corporate strategy and business model described below, is expected to have application to:

•	Multinational corporate treasury operations;

•	Reference pricing for general global trade;

•	Commodity pricing and trade;

•	Currency balanced savings accounts;

•	Fund management, including Exchange Traded Funds;

•	FX and derivative trading and speculation;

•	Global index calculations; and

•	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

The WOCU’s apolitical, bank-independent, transparent, instant availability and universal nature are believed to be key differentiator compared to alternative methods of hedging against currency risk.

The WOCU quotation is available from WL as daily and hourly fixed reference prices, as real time, millisecond updated prices and as 15 minute delayed prices. In addition WOCU Foreign Exchange (“FX”) 1, 2, 3, 6, 9 and 12 month Forward quotations will be produced by WL against the USD, from which a Forward WOCU rate can be calculated for any currency for which Forward rates are currently quoted, plus WOCU Interest Rate forward quotations covering the Overnight 1, 2, 3, 6, 9 and 12 month money market periods. The WOCU reference price is fixed daily at 16:00 UTC against all major currencies and is also available as an hourly reference price, from 00:00 Monday to 23:00 Friday, and as hourly price captures for gold, silver and oil.

The WOCU real-time price is produced by WL in a multiple redundancy environment to support 24 x 7 availability of the quotation with monitoring and failover functionality. The WOCU real-time quotation is available (non-exclusively) from WL’s re-seller Interactive Data Corporation (“IDC”) via its data terminals and data feeds under the ticker symbol XCU. IDC currently calculates and offers quotations for 47 WOCU based currency pairs, and 6 commodities, as cross rates and supplies a stand-alone WOCU real-time charting package application via IDC’s PrimePortal™ application.

The WOCU quotation is also available via a mobile application for Apple mobile devices known as “WOCU”. This application supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WL by RSS feed, e-mail and via WL’s FTP server. The WOCU quotation as a 15 minute delayed, 5 second update price is also available from the Company’s corporate website www.wocu.com.

WL corporate strategy and business model

The core strategy of WL has been ultimately to market the WOCU across an inter-connected triumvirate group of 1) companies (who will trade and transact in the WOCU), 2) commercial banks (who would provide pricing and settlement of WOCU transactions into local currency), and 3) exchanges (who would provide products and instruments suitable for trading).

The formation of the above group of financial market participants is considered by WL to be critical to the successful establishment of the WOCU. They are required to provide sufficient liquidity in the WOCU or in its constituent currency pairs in WOCU proportionality, so that the WOCU can gain traction and general acceptance in its marketplace.  In addition, commercial relationships have to be developed with other senior market participants to deliver WOCU derived products to market.

If the WOCU can be established in the marketplace WL, in the future, plans to monetize its products with a combined license fee and commission based transaction fee linked to volume trades made in WOCU.  Specifically, WL plans to seek multiple revenue streams:

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

WL continues to market the WOCU across all three target groups, however, the licensing contracts originally envisaged have not materialized, and to date we have not secured any substantial contracts for use of the WOCU resulting in revenue generating activity. In September 2011, WL determined that a restructuring of the business operations were necessary and consequently all employee contracts were terminated and a general initiative to reduce the ongoing monthly overhead, which currently runs at an average of $17,000 per month, was implemented. In January 2013, the Company resolved to provide a further £120,000 cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that have been generated to the year ended December 31, 2012 through its network of ‘introducing agents’ and its own activity.

As part of the restructuring initiative, WL has established a network of individuals and organizations, who serve as introducing agents (“IA’s) to the business, charged with identifying suitable prospects that fit our target profile.   The IA’s are remunerated purely on a contingent basis linked only to successful results, and the exact terms of any such arrangement is agreed between WL and the individual on a case by case basis.  Agents are chosen based on their experience and knowledge of the financial markets, and invariably have a very deep client network. To date, five such agents have been appointed.

WL’s initial intention is to simultaneously engage with a bank, a derivatives exchange and a large retail focused user in order to launch the tradable WOCU and associated products. Whilst discussions continue with various parties, to date we have not concluded any formal arrangements.  There can be no assurance that we will conclude any formal arrangements for licensing or, if concluded, that we will generate a positive return on investment or provide operating revenues.

Since January 1, 2012, Mr. Michael Blakey, IT and Operations Director, has assumed leadership responsibility for WL, and on April 20, 2012, Mr. Michael King resigned as non-executive Director. The Board of WL, which also serves as the operational management team, comprises Mr. Michael Blakey, Mr. Thomas Barr and Mr. Robert Galvin. Messrs. Barr and Galvin also serve as directors of Bio-AMD, Inc. Our CFO, Robert Galvin, is actively involved in the financial management and corporate development of WL and the implementation of the WL business plan.

Malibu Gold Property

Property Acquisition Details

On March 27, 2006, we acquired a mineral license for the Malibu Gold Property from Mr. James Laird, a former director and stockholder, for $10,000.  Since non-Canadian individuals or companies cannot directly hold mineral licenses in British Columbia, Mr. Laird held the license on our behalf under a trust agreement entered into on November 28, 2007.  Since 2009, the property has been considered as non-core to our overall strategy, and we discontinued the development of the claims at that time, other than to re-stake one of the claims for a minimal fee that had expired so as to preserve value whilst we sought a buyer.  On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” for gross proceeds of 20,000 Canadian Dollars (approximately US$20,167 at the time of payment), subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately US$3,025 at the time of payment) to Mr. Laird who served as broker in the transaction.

Discontinued Operation - FFE Ltd.

Effective June 5, 2009, after having  evaluating all our options, we determined to abandon our proposed oil seed business  to be conducted by our wholly owned subsidiary, Flex Fuels Energy Limited (“FFE Ltd.”) as we no longer considered the business to be economically viable on either a go alone or partnered basis. As a consequence of this decision to wind down the operations of FFE Ltd., we reported the results of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2011. In addition, we have reclassified the historical operations of FFE Ltd. and its assets and liabilities as discontinued operations.  As a result of the discontinuance of FFE Ltd.’s operations, we have removed our accumulated other comprehensive loss-foreign currency translation adjustment related to FFE Ltd. and recognized as loss on disposal/abandonment of investment in FFE Ltd. or as a liquidation of the investment in FFE Ltd. for the year ended December 31, 2011 under the caption, loss from discontinued operations.  The effect of reporting FFE Ltd. as a discontinued operation is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholder’s funds, and to the investments made into Bio-AMD and WL as described above.

On November 25, 2010 we filed to have FFE Ltd formally dissolved, having first assigned all rights to the Company.  FFE Ltd was formally dissolved in February 2011 at which time there were no outstanding liabilities, and all existing assets had been transferred to the Company. The final winding down accounting transactions took place in May 2011.

Employees

As of December 31, 2012 neither the Company nor WL had any direct employees.

Bio-AMD has engaged two persons under service agreements identical in nature, and containing terms and conditions which are in the normal course of business.

Effective 29 August, 2012 WL entered into a consultancy agreement (the “Consulting Agreement”) with Grabling Services Limited through which the services of Mike Blakey (the “Consultant”) are provided. Mr. Blakey manages the WL business on a day to day basis. Under the Consulting Agreement Mr. Blakey is paid £5,000 per calendar month (approximately US $8,000).

Our Chief Executive Officer, Thomas Barr, is engaged by way of a Supply of Services Agreement entered into on July 1, 2009. Our Chief Financial Officer, Robert Galvin, is engaged on a part-time basis by way of a Supply of Services Agreement entered into on July 1, 2009 with The ARM Partnership (“ARM”), a partnership in which Robert Galvin is a partner. Our President, David Miller, is engaged on a part-time basis by way of a Supply of Services Agreement entered into on July 1, 2009.

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2013 to handle anticipated growth.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and obtain copy of any reports, statement or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

For our 2012 fiscal year, we incurred an operating loss of $1,122,082. In each of our prior fiscal years we have had an operating loss and carry a significant accumulated loss as a development stage company.  We have generated no revenues to date from any of our operating segments.  We plan to increase our expenses associated with the development of our Point Of Care (“POC”) diagnostics business and with the development of our currency risk mitigation business.  Before we are able to achieve revenues that cover our operational expenses, we believe that there will have to be additional financing, substantial marketing, and product testing, among other things.  There is no assurance we will be able to derive revenues from the exploitation of our POC diagnostics business or our currency risk mitigation business to successfully achieve positive cash flow or that our POC diagnostics business or currency risk mitigation business will be successful.

We believe that long-term profitability and growth will depend on our ability to:

•	develop and market our POC diagnostic business;
•	develop and market our currency risk mitigation business; or
•	engage in any alternative business.

Inability to successfully execute on any of the above, among other factors, could have a material adverse effect on our business, financial results or operations.

Because we have a limited operating history, have yet to attain profitable operations and will need additional financing to fund our businesses; currently our financial position reflects as doubt about our ability to continue as a going concern.

The consolidated financial statements for the year ended December 31, 2012 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2012 we raised approximately $18,977,000, net of placement costs, and at December 31, 2012 held $2,936,307 in cash. Our consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $39,405,890 for the period from March 10, 2006 (date of inception) to December 31, 2012 and have not generated any revenues. The future of our Company is dependent upon our ability to obtain financing, to generate sufficient cash flow from our planned businesses and ultimately to obtain profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we pursue the contemplated business development and expansion activities, we will require additional financing to fund our operations.  We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders.  Currently, we do not have any arrangements in place for additional funding.  There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us. If we do not obtain additional financing, when required, our planned business may fail.

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

We are a smaller reporting company with no direct employees as of December 31, 2012. WL had no employees as at December 31, 2012. Bio-AMD had two employees as of December 31, 2012. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and POC diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

There is no certainty that Bio-AMD’s products will achieve market acceptance or that Bio-AMD will achieve revenues or ultimately operational profitability.  Commercial relationships have to be developed with other market participants to deliver Bio-AMD products to market which cannot be guaranteed to be consummated in a timely fashion, if at all.  Although we have had exploratory conversations with potential third party, commercial users of our products, these discussions have not yet resulted in any commercialization arrangements.

Government regulation plays a significant role in our ability to market our technologies in the medical and consumer markets.

Healthcare is heavily regulated by national and regional governments, both in the U.S. and other countries. The laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture. Certain of applications of our technologies will be required to meet the government regulations by the FDA and other similar regulatory authorities in other countries.   Failure to meet or to obtain the approvals from these government agencies will limit our ability to market our technologies to prospective clients. These laws and regulations are extremely complex and, in some cases, still evolving. If our operations are found to be in violation of any of the international, federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business

We are dependent on our patents and other intellectual property right protections.  The failure to obtain patent protection could have a material adverse effect on our business, financial condition and results of operations.

We seek to protect our intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements.  However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights.  If we cannot protect our rights, we may lose our competitive advantage.  Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing or licensing our intellectual properties to others.

The failure to protect our patents, trademarks and trade names, may have a material adverse effect on our business, financial condition and operating results.  Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others.  Any action we take to protect our intellectual property rights could be costly and could absorb significant amounts of our management’s time and attention.  In addition, as a result of any such litigation, we could lose any proprietary rights we have.  If any of the foregoing occurs, we may be unable to execute our business plan and investors could lose their investment.

Our intellectual properties may become obsolete if we are unable to stay abreast of technological developments.

The biomedical industry is characterized by rapid and continuous scientific and technological development. If we are unable to stay abreast of such developments, our technologies may become obsolete.  We lack the substantial research and development resources of some of our competitors.  This may limit our ability to remain technologically competitive.

Other companies could create a technology that competes effectively with our DSR and COAG technologies, and we may be unable to capture market share in our markets.  Our intended markets generally are dominated by very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a competitive advantage over us when we begin to compete directly against them. It is possible that these and other competitors may implement new, advanced technologies before we are able to, thus affecting our ability to license our intellectual properties at profitable rates or at all.

We cannot assure investors that we will be able to achieve the technological advances to remain competitive and become profitable, that new intellectual properties will be researched, tested and developed, that anticipated markets will exist or develop for our technologies, or that any product or services incorporating our intellectual properties will not become technologically obsolete.

We may be liable for products liability claims for which we have no insurance.

Although we do not manufacture products, we plan to license our technologies to entities that have their own product liability insurance coverage under which we anticipate we will would be covered or indemnified against such liabilities. Notwithstanding our licensing arrangements, we may be sued for product liability if products incorporating our patented technologies injure the end user.  In the event that we are sued on this basis, liability claims could require us to spend significant time and money in litigation and pay significant damages that are not covered by insurance.  As a result, any of these claims, whether or not valid or successfully prosecuted, could have a material adverse effect on our business and financial results.

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

Our development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. In addition to having the necessary funding, our success will depend upon our products and technologies being differentiated from similar products and technologies and then meeting acceptable cost and performance criteria and timely introduction into the marketplace. All of our proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization.

Bio-AMD relies on third parties to support product delivery.

Under the current business plan, Bio-AMD will not manufacture or self distribute its products. Bio-AMD will need to rely on third parties for the manufacture and distribution of its products on an ongoing basis. Any failure on their part would disrupt product delivery and availability.

Our products and technologies will depend on their compatibility and adaptability to third party designs.

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

Our products may contain design defects.

Our products may contain design deficiencies or outright defects that become apparent subsequent to widespread commercial use. Remedying such issues could delay our plans and cause us to incur additional costs which would have a material adverse effect on our financial position. These design deficiencies or defects may result in harm to the users, for which we may be made liable.  Such liability would have an adverse affect on our product acceptance, reputation and financial position.

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

RISKS RELATED TO THE WL BUSINESS

WL is a start-up business. No assurance can be given that WL can successfully license the WOCU to third parties and achieve profitability.

There is no certainty that the WOCU can be licensed or that WL will achieve profitability.  In particular a factor critical to the successful establishment of the WOCU would ideally be the willingness of several financial market participants, including one or more banks, to provide sufficient liquidity in the WOCU or its constituent currency pairs in WOCU proportionality.  In addition commercial relationships have to be developed with other senior market participants to deliver WOCU products to market which cannot be guaranteed to be consummated in a timely fashion, if at all.

WL’s lack of product diversity subjects the Company to substantial risk.

Presently, the sole product of WL is the WOCU. This lack of product diversity subjects the Company, as well as WL, to substantial market risk from reliance on the success and revenues upon commercialization of a single product.

A competing product may be launched by a larger, more established competitor.

A competitor may produce a similar product that gains general traction in our target market, making it hard for the WOCU to compete. Such a competitor would likely be financial institutions with far greater financial support and backing, which may facilitate the sale of its product in a more timely fashion than WL is able to achieve.

WL relies on third parties to create and support tradable WOCU product delivery.

WL does not plan on supporting the end to end delivery of the WOCU trading product in-house. WL will rely on third parties, ideally several financial market participants, including one or more banks, for the delivery of WOCU liquidity, data and pricing mechanisms and therefore will be reliant on their ability and willingness to do so on an ongoing basis. Any failure on their part would disrupt product delivery and availability.

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

Additional capital funding will dilute the ownership interest of investors.

We will require additional capital to fund our future business operations. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock, who may experience dilution of their ownership interest of our common stock. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by our board of directors may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Our common stock is reported on the OTC-Bulletin Board (Ticker: BIAD.OB) and OTC Markets (Ticker: BIAD.QB) and our shares are characterized as a penny stock. As such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

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

Moreover, Regulation 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them. Stockholders should be aware that the market for penny stocks is susceptible to patterns of fraud and abuse. Such patterns include:

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

None.

ITEM 2.                  PROPERTIES

We occupy our premises, which we use as our administrative and management offices, by means of the following rental arrangements:

•
One of these offices currently serves as the Company’s primary business address and is located at 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK, comprising office space and meeting rooms in central London. The lessee of these premises is the ARM Partnership (Robert Galvin, our Chief Financial Officer, is a Partner of that partnership).  The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $790), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.  The office space is also used by our two subsidiaries as a satellite for London based meetings, and in the case of WL, as its statutory registered office,

•
Bio-AMD occupies office space at the Daresbury Science & Innovation Campus in Cheshire, UK, comprising of two separate office and laboratory spaces.  The terms of the rental agreements are for a period of three years commencing from April 20, 2010 and August 2, 2010 respectively. The rental charges are currently set at £868 and £575 (approximately $1,370 and $900), respectively per month. The lessor may terminate either agreement by providing at least two months written notice to the tenant and the tenant may terminate either agreement by providing at least one months’ written notice to the landlord.  We are currently in course of reviewing our laboratory and office space needs in Daresbury ahead of the renewal period for both rental agreements in place. We do not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

“Bid” and ”Ask” prices for our common stock have been reported through on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “BIAD.OB” and OTC Markets under the symbol “BIAD.QB since May 18, 2011 and under the symbol FXFL. OB from June 2007 through May 17, 2011.  Prior to June 2007 our common stock was not quoted.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock as reported on the OTCBB, by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High Bid(1)	Low Bid(1)

December 31, 2012	$0.10	$0.09
September 30, 2012	$0.08	$0.06
June 30, 2012	$0.08	$0.08
March 31, 2012	$0.15	$0.15
December 31, 2011	$0.07	$0.03
September 30, 2011	$0.08	$0.05
June 30, 2011	$0.10	$0.08
March 31, 2011	$0.15	$0.09

(1)
On May 21, 2007 our Board of Directors declared a stock split, in the form of a dividend of five additional shares of our common stock for each share owned by stockholders of record at the close of business on May 21, 2007. All high and low closing bid prices reflect the split.

As of December 31, 2012, we had 123 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended December 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2012.

During the period from March 10, 2006 (date of inception) through December 31, 2012, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009.  Of these, 5,200,000 of the warrants (the “Time Warrants”) vested at December 31, 2012 and 2011 as follows:

•	25% upon issuance;

•	25% on December 31, 2009;

•	25% on December 31, 2010; and

•	25% on December 31, 2011.

The vesting of 2,450,000 of the remaining 4,900,000 warrants was subject to our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and the vesting of the remaining 2,450,000 warrants was subject to our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.  The 4,900,000 warrants subject to our achieving average minimum closing prices for our common stock are hereinafter referred to as the “Price Warrants”. These pricing requirements were not met as of October 21, 2012 and the Price Warrants were terminated.

There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2012.

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

Results of Operations

Loss from Continuing Operations

We incurred a loss from continuing operations of $892,281 for the year ended December 31, 2012.  For the year ended December 31, 2011, we incurred a loss from continuing operations of $287,868.  The increase in comparable loss was primarily due to the settlement of our claim against Mayer Brown International LLP in November 2011, resulting in a one off net cash receipt of $1,447,488. We continue to be a development stage company.  We incurred accumulated losses from continuing operations of $8,864,019 for the period from March 10, 2006 (date of inception) through December 31, 2012 and have not yet generated any revenues since inception that can support our operating expenses.

Loss from Discontinued Operations

We realized a gain of $586,518 with respect to discontinued operations for the year ended December 31, 2011.  This gain was primarily due to the winding down of FFE Ltd. and reduced related translation adjustments.  We incurred losses from discontinued operations of $30,541,871 for the period from March 10, 2006 (date of inception) through December 31, 2012 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,355,428  (consisting of loss on disposal/abandonment of (a) assets of $565,714, (b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, (c) an impairment loss on capitalized plant under construction of $458,730, and (d) removal of the accumulated foreign currency translation adjustments of $3,433,397, related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and realized a loss from disposal/abandonment or liquidation of the investment in FFE Ltd.). There were no transactions within discontinued operations for the year ended December 31, 2012.

Net (Income)/Loss

We incurred net losses (income) in the amounts of $892,281 and $(298,650) for the years ended December 31, 2012 and 2011, respectively.  The net loss for the year ended 2012 was primarily due to expenses as per the table below (see “Operating loss”) together with general administration and operating costs. The net income for the year ended 2011 was primarily due to the settlement of our claim against Mayer Brown International LLP and the gain recorded for discontinued operations as described above.  We incurred a net loss in the amount of $39,405,890 for the period from March 10, 2006 (date of inception) through December 31, 2012.

Revenues and other Income

We generated no revenues during the period from March 10, 2006 (date of inception) through December 31, 2012.

We recorded other income during the period ended December 31, 2012 amounting to $229,801 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which both of our UK majority owned subsidiaries were eligible to apply. The tax credits cash payments received amounted to $158,610 in WL and $57,883 in BIO-AMD.

We recorded other income during the period ended December 31, 2011 amounting to $2,604,487 comprised primarily of 1) the settlement of our claim against Mayer Brown for the gross amount of approximately $2,500,000, 2) the sale of our interests in the Malibu Gold Property for gross proceeds of 20,000 Canadian Dollars (approximately US$20,167 at the time of payment), from which a commission of 3,000 Canadian Dollars (approximately US$3,025 at the time of payment) was paid in February, 2012 and 3) a UK tax credit rebate granted to our subsidiary WL amounting to £40,997 (approximately $65,776) in consideration for a retrospective application for the surrender of operating tax losses in the financial year ended December 31, 2009.

Operating loss

On June 5, 2009, we formally determined to proceed with an orderly wind down of the operations of our subsidiary FFE Ltd.  We have reported the historical operations and costs, and the assets and liabilities of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2012. FFE Ltd was dissolved in February 2011 and the final winding down accounting transactions took place in May 2011.

The main components of the recorded operating loss during the fiscal years ended December 31, 2012 and 2011, and for the period from March 10, 2006 (date of inception) through December 31, 2012 were as follows:

		Years ended December 31,		For the Period from March 10, 2006 (date of inception) through December 31,
	Note	2012	2011	2012
Consulting expenses	1	$615,464	$736,214	$2,525,811
Payroll and administrative expenses	2	$213,185	$512,477	$2,412,221
Legal Fees	3	$55,403	$1,271,600	$4,109,866
Professional Fees	4	$139,780	$139,331	$1,201,291
Rent, Office related, Telecoms and Miscellaneous	5	$165,133	$224,501	$694,711
Warrant issuance	6	$(221,573)	$84,545	$368,497

(1)
Consulting expenses decreased by $120,750 to $615,464 for the year ended December 31, 2012, compared to $736,214 for the year ended December 31, 2011. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The decrease was primarily due a one-time discretionary bonus awarded to the Directors amounting to £95,000 (approximately ($150,000) in 2011.  This bonus related to exceptional performance by the Directors for activity directly related to the successful settlement of proceedings against Mayer Brown International LLP, especially in the absence of protection via D&O insurance.

(2)
Payroll and administrative expenses decreased by $299,292 from $512,477 for the year ended December 31, 2011 to $213,185 for the year ended December 31, 2012. The reduction was primarily due to the termination of all WL employment contracts at the end of June 2011.

(3)
Legal fees decreased by $1,216,197 from $1,271,600 for the year ended December 31, 2011 to $55,403 for the year ended December 31, 2012.   This decrease was primarily due to the discontinuance of costs and expenses related to our legal action against Mayer Brown International LLP which was settled in November 2011.

(4)
Professional fees comprised primarily of audit and financial compliance related costs, remained relatively flat being $139,331 for the year ended December 31, 2011 as compared to $139,780 for the year ended December 31, 2012.

(5)
Rent, Office related, Telecoms and Travel expense was $165,133 for the year ended December 31, 2012 as compared to $224,501 for the year ended December 31, 2011.  The decrease of $59,368 can be attributed to a general cost control initiative specifically within the WL operations.

(6)
On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company.  The fair value of the warrants, which vested in the period ended December 31, 2012, amounted to a non-cash accounting credit of $(221,573), a reduction of $306,118 as compared to the charge for the year ended December 31, 2011 amounting to $84,545. The credit amount was due to a reassessment of the estimated vesting of the unvested Price Warrants which ultimately lapsed due to the failure to attain the stock price vesting requirements. These pricing requirements were not met as of October 21, 2012 and the warrants were terminated.  Prior year expense of $221,573 related to the Price Warrants was therefore reversed during the year ended December 31, 2012.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2012 and 2011 consists of the following:

Year ended December 31, 2012:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	6,774	6,809
Other income	165,109	57,883	-	222,992
Segment loss	(72,026)	(293,710)	(526,545)	(892,281)
Segment assets	50,198	339,857	2,641,630	3,031,685
Expenditures for segment assets	-	-	-	-

Year ended December 31, 2011:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	170	-	11,083	11,253
Other income	73,234	-	2,520,000	2,593,234
Segment profit (loss)	(487,554)	(431,866)	1,218,070	298,650
Segment assets	123,331	601,424	3,262,529	3,987,284
Expenditures for segment assets	10,429	414	-	10,843

Net loss Attributable to the non-controlling interests

Net loss attributable to the non-controlling interest amounted to $111,869 for the year ended December 31, 2012 compared to $259,382 for the year ended December 31, 2011. Net loss attributable to the non-controlling interests amounted to $817,902 for the period from March 10, 2006 (date of inception) through December 31, 2012. The net loss attributable to the non-controlling interests represented the 37% third party ownership of Bio-AMD’s and the 0.19% third party ownership of WL's share of its net loss for the applicable period.

Liquidity and Capital Resources

We expect that we will need additional capital to implement our business strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans.  Even if financing is available, it may not be on terms that are acceptable to us.  In addition, we do not have any determined sources for any future funding.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  We represent a speculative investment and investors may lose all of their investment.

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

At December 31, 2012, cash was $2,936,307 and we had other current assets of $40,535 which consisted of value added tax and other receivables and prepaid expenses; at the same time we had current liabilities of $40,621, which consisted of accounts payable, accrued expenses, and taxation and social security. We attribute our net loss from continuing operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2011, cash was $3,877,788 and we had other current assets of $78,145, which consisted of value added tax and other receivables and prepaid expenses and current liabilities of $39,354, which consisted of accounts payable, accrued expenses and taxation and social security.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $1,096,369 for the year ended December 31, 2012, as compared to net cash used of $550,098 for the year ended December 31, 2011. The increase was primarily due to the receipt of funds following the settlement of the legal action against Mayer Brown International LLP in November 2011. During the period from March 10, 2006 (date of inception) through December 31, 2012, we used net cash in operating activities of $7,638,782 primarily due to stock based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

During the year ended December 31, 2012, no cash was used in investing activities of continuing operations compared to $10,843 for the year ended December 31, 2011, primarily for the procurement of equipment by BioAMD in connection with the commercialization work being undertaken. During the period from March 10 2006 (date of inception) through December 31, 2012, we used net cash in investing activities of continuing operations of $30,672, which is comprised of the purchase of a mineral claim of $10,000 and equipment acquired by Bio-AMD of $20,672.

Net Cash Used by Financing Activities

During the year ended December 31, 2012, we used $0 in financing activities. During the year ended December 31, 2011 we used $0 in financing activities. During the period from March 10, 2006 (date of inception) through December 31, 2012, we received net cash provided by financing activities of $18,783,571 primarily from private placements of our common stock.

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying consolidated financial statements and throughout this annual report to provide readers the information necessary to form an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through December 31, 2012.

General

We intend to commit capital expenditures for any future projects requiring us to raise additional capital as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement.  Although we may be offered such financing, the terms may not be acceptable to us.  If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated.  There is no assurance that even with financing we will be able to achieve our goals.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2012 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of our inability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2012, the Company has accumulated deficit of $38,587,988 (of which $30,541,871 has been incurred by the discontinued operations).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2012.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,638,782 and has an accumulated deficit of $38,587,988 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WOCU Limited (a 99.81% owned subsidiary as of December 31, 2012) and Bio AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2012). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2012 is recorded as non-controlling interests in the consolidated financial statements.

Foreign currency translation

The Company’s reporting and functional currency is the US Dollar. The accounts of the Company’s 99.81% owned subsidiary, WL, and its 63% owned subsidiary, Bio-AMD, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the year ended 2011 closing rate at 1.5456, average rate at 1.6044 and for the year ended 2012 closing rate at 1.6168, average rate at 1.5851.

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company had 5,200,000 and 10,100,000 common stock equivalents at December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at December 31, 2012 (approximately $137,000 at December 31, 2012) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $2,550,000 and $3,492,000 at December 31, 2012 and 2011, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

The Company did not have any employee stock option or stock purchase plans at December 31, 2012 or 2011.

During the period from March 10, 2006 (date of inception) through December 31, 2012, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009.  Of these, 5,200,000 of the warrants (the “Time Warrants”) vested at December 31, 2012 and 2011 as follows:

•	25% upon issuance;

•	25% on December 31, 2009;

•	25% on December 31, 2010; and

•	25% on December 31, 2011.

The vesting of 2,450,000 of the remaining 4,900,000 warrants was subject to our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and the vesting of the remaining 2,450,000 warrants was subject to our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.  The 4,900,000 warrants subject to our achieving average minimum closing prices for our common stock are hereinafter referred to as the “Price Warrants”. These pricing requirements were not met as of October 21, 2012 and the Price Warrants were terminated.

There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2012.

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

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD.

Impairment of long-lived assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.  During the year ended December 31, 2011, the Company wrote off WL’s capitalized patent and software of $33,046 and $9,009, respectively, for a total of $42,055.  This was based on management’s assessment at December 31, 2011.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2012 and the 12.87% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2011 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2012 and 2011 are reflected in the consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Off Balance Sheet Arrangements

None.

Contractual Obligations

None.

Inflation

The effect of inflation on the Company's operating results was not significant.

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

There are no changes and/or disagreements with RBSM LLP, the company’s current independent registered accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report on Form 10-K.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of March 18, 2013, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	53	December 2006
Robert Galvin	Chief Financial Officer, Treasurer, Secretary and Director	44	June 2009
David Miller	President and Director	53	December 2008

Certain biographical information of our directors and officers is set forth below.

Thomas Barr:  Mr. Barr has served as our chief executive officer since December 2008 and as a director of ours since December 2006.  He has served as a director of WL since May 2009.  He has expertise in corporate management, corporate governance and SEC reporting matters. He has been actively involved in the development of our corporate strategies including those involving our WL and Bio-AMD subsidiaries. He served as our Vice President of Alternative Fuels Operations from December 2006 until December 2008.  From December 21, 2010 through the present, Mr. Barr has served as a director of Imperial Resources, Inc., a US public company engaged in oil and gas exploration and development.  From January 2005 to April 2007, Mr. Barr acted as a consultant to small and medium sized private and public enterprises regarding prospective funding, investor and public relations strategy, collateral creation, website development and public market quotation, including Index Oil and Gas, Inc. and Four Rivers BioEnergy Inc.  From December 2001 to December 2004, Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange company, at which Mr. Barr’s main duties were to draft and implement corporate statements.  While serving as a consultant to EasyScreen PLC, Mr. Barr was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition.  From January 1996 to November 2001 Mr. Barr was a private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction. Mr. Barr obtained a BSc from Stirling University, Scotland, in 1981. Mr. Barr is a citizen of the United Kingdom.  We took into account of his prior experience in operating public and private enterprises in corporate management, development of corporate strategies, private placement funding and SEC reporting matters and believe Mr. Barr’s past experience in these fields gives him the qualifications and skill to serve as our Chief Executive Officer and Director.

Robert Galvin:  Mr. Galvin has served as our chief financial officer and treasurer since December 2008 and as a director of ours since June 2009. He also served as our secretary from December 2008 to June 2010.  He has expertise in corporate finance and accounting, mergers and acquisitions, divestitures, and capital raising. He is a founding partner in the ARM Partnership, a corporate and financial advisory firm that specializes in small cap, venture backed fast growth businesses. He is also a co-founder, director and shareholder of Bio-AMD.  He has served as a director of WL since July 7, 2010 and is also a shareholder of WL.  From February 1996 to March 2002, he was a Director at Andersen Corporate Finance, prior to which Mr. Galvin worked in the commercial banking division of Barclays Plc.    He has a first class honors degree BA (hons), and is an Associate of the Chartered Institute of Bankers.  Mr. Galvin is a citizen of the United Kingdom.  We took into account of his prior experience in corporate finance and accounting, mergers and acquisitions, divestitures, and capital funding and believe Mr. Galvin’s past experience in these fields gives him the qualifications and skill to serve as our Chief Financial Officer and Director.

David Miller:  Mr. Miller has served as our president since June 2009, as our secretary since June 2010 and as a director of ours since December 2008. He has served as a director of WL from May 2009 until July 7, 2010.  He has expertise in corporate management, development of business plans and strategies, sales and human resources matters. He has had an active role in the development of our WL business.  He has been providing consultancy services to a venture capital provider since January 2009. From January 2006 through December 2008 he was the Sales Development Director for DX Group Ltd., which is a provider of specialized business mail and delivery services. From September 1999 through September 2005, Mr. Miller was the Sales and Marketing Director for MailSource UK Ltd. From 1978 through 1999, Mr. Miller was employed by Barclays Bank PLC, where his positions included Head of Regional Sales, South East Region, and Regional Sales Manager, Thames Valley Region. He is an Associate of the Chartered Institute of Bankers. Mr. Miller is a citizen of the United Kingdom.  We took into account of his prior experience in corporate management, development of business plans and strategies, sales and human resources matters and believe Mr. Miller’s past experience in these fields gives him the qualifications and skill to serve as our President and Director.

Employment Agreements

The Company has no direct employees.  All of the Company’s executive officers are engaged through consulting or supply of services agreements as set forth herein.

Effective July 1, 2009, we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “July 2009 Agreement”). Under the July 2009 Agreement, which has been extended until July 1, 2013, Mr. Barr serves as our Chief Executive Officer.  Under the July 2009 Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The July 2009 Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the July 2009 Agreement of £7,916 (approximately $12,500) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,540) for Board related duties.  The July 2009 Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The July 2009 Agreement contains standard confidentiality provisions.  The July 2009 Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the July 2009 Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  The term of the ARM Services Agreement has been extended until July 1, 2013. Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,600).  The base monthly fee includes an amount of £975 (approximately $1,540) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and Secretary and provides us with his services, in all capacities, for an average of up to 3 days per week. The term of the Services Agreement has been extended until July 1, 2013. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $8,120) per month.  The base monthly fee includes an amount of £975 (approximately $1,540) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Board Committees

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We do not have any board committees including a nominating, compensation, or executive committee.  We currently have no operating revenues.  Presently, we have no independent directors.  Management does not believe that it is necessary at this time to retain independent directors to sit on an audit committee or any other committee. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain independent directors and form audit, compensation, and other applicable committees.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. Our three directors perform all functions that would otherwise be performed by committees.

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

Our board is actively involved in our risk oversight function and collectively undertakes risk oversight as part of its monthly management meetings. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a Nominating Committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2012, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2012 and 2011 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2012 and 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2012 and 2011; and (iii) all individuals that served as executive officers of ours at any time during the two fiscal years ended December 31, 2012 and 2011 that received annual compensation during the two fiscal years ended December 31, 2012 and 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Barr – Chief Executive Officer (1)	2012 2011	150,572 152,405	- 112,308	- -	- 253,062	- -	- -	- -	150,572 517,775

Robert Galvin – Chief Financial Officer (1)	2012 2011	181,573 172,513	- 20,055	- -	- 87,263	- -	- -	- -	181,573 279,831

David Miller – President (1)	2012 2011	97,788 98,979	- 20,055	- -	- 87,263	- -	- -	- -	97,788 206,297

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management and outstanding at December 31, 2012:

	Warrants						Stock Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exercisable	Number of Securities Underlying Unexercised Warrants (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Warrants (#)		Warrant Exercise Price (#)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)

Thomas Barr – CEO	2,900,000	-	-	(1)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

Robert Galvin – CFO	1,000,000	-	-	(2)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

David Miller – President	1,000,000	-	-	(3)	$0.07	October 21, 2016	N/A	N/A	N/A	N/A

(1)	2,900,000 Price Warrants lapsed and terminated as the pricing requirements were not met as of October 21, 2012.

(2)	1,000,000 Price Warrants lapsed and terminated as the pricing requirements were not met as of October 21, 2012.

(3)	1,000,000 Price Warrants lapsed and terminated as the pricing requirements were not met as of October 21, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 18, 2013 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 18, 2013. Unless otherwise indicated below each person’s address is c/o Bio-AMD, Inc., 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Executor Capital Inc. 60, Market Square PO Box 364 Belize City	Common Stock, $0.001 par value	2,467,500		5.54%

Tresca International Inc. East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.58%

Hampton Financial Limited Development Bank of Samoa Level 5, Beach Road APIA	Common Stock, $0.001 par value	2,814,455		6.32%

Thomas Barr (director and officer)	Common Stock, $0.001 par value	3,749,382	(3)	7.91%

Robert Galvin (director and officer)	Common Stock, $0.001 par value	1,000,000	(4)	2.20%

David Miller (director and officer)	Common Stock, $0.001 par value	1,203,000	(5)	2.64%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	5,952,382	(3)(4)(5)	12.04%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of February 28th, 2013.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 44,525,966 shares of common stock issued and outstanding on March 18, 2013.

(3)	Includes 2,900,000 presently exercisable warrants.

(4)	Includes 1,000,000 presently exercisable warrants.

(5)	Includes 1,000,000 presently exercisable warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Other Employment Equity Awards

On October 22, 2009 we issued 10,100,000 warrants to members of our management and a key employee.  Of these, 5,200,000 of the warrants (the “Time Warrants”) vested at December 31, 2012 and 2011as follows:

•	25% upon issuance;

•	25% on December 31, 2009;

•	25% on December 31, 2010; and

•	25% on December 31, 2011.

The vesting of 2,450,000 of the remaining 4,900,000 warrants was subject to our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and the vesting of the remaining 2,450,000 warrants was subject to our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.  The 4,900,000 warrants subject to our achieving average minimum closing prices for our common stock are hereinafter referred to as the “Price Warrants”. These pricing requirements were not met as of October 21, 2012 and the Price Warrants were terminated.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2012, we paid an aggregate of $150,572 to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During 2012, we paid an aggregate of $181,573 to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements and Item 1, Business, Operations, WL Currency Risk Mitigating Business, WL Corporate Strategy and Business Model).  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD (see Item 1. Business – Operations). In addition, the Company paid a total of £6,000 (approximately $9,500) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $750), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership (see Item 2. Properties).

During 2012, we paid an aggregate of $97,788 to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2012 and 2011 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011

Audit fees (1)	$118,000	$114,000
Audit-related fees (2)	-	-
Tax fees (3)	4,500	7,300
All other fees (4)	-	2,700
Total fees	$122,500	$124,000

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2012, were approved by our board of directors.

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

BIO-AMD, INC.

Dated: March 25, 2013	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer and Director

Dated: March 25, 2013	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this March 25, 2013.

/s/ Thomas Barr	March 25, 2013
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 25, 2013
Robert Galvin, Chief Financial and Accounting Officer, Secretary, Treasurer and Director

/s/ David Miller	March 25, 2013
David Miller, President, Director

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations  and Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011
and for the period from March 10, 2006 (date of inception) through December 31, 2012
F-3

Consolidated Statements of Equity for the period from March 10, 2006 (date of inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the for the period from March 10, 2006 (date of inception) through December 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bio-AMD, Inc.

We have audited the accompanying consolidated balance sheets of Bio-AMD, Inc. and Subsidiaries (the “Company”), a development stage company as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012 and for the period from March 10, 2006 (date of inception) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-AMD, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and the period from March 10, 2006 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 25, 2013

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$2,936,307	$3,877,788
Prepaid expenses	23,116	53,580
Value added tax and other receivables	17,419	24,565

Total Current Assets	2,976,842	3,955,933

Property and equipment, net	969	1,521

Security deposits and other assets	53,874	29,830

Total Assets	$3,031,685	$3,987,284

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$28,288	$30,993
Accrued expenses	4,818	3,726
Taxation and social security	7,515	4,635

Total Current Liabilities	40,621	39,354

Total Liabilities	40,621	39,354

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at December 31, 2012 and 2011	44,526	44,526
Additional Paid-in Capital	42,278,059	42,471,629
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	143,081	(9,910)
Deficit accumulated during development stage	(38,587,988)	(37,807,576)
Total Bio-AMD, Inc. Stockholders' Equity	3,877,678	4,698,669
Non-controlling interest	(886,614)	(750,739)
Total equity	2,991,064	3,947,930

Total Liabilities and Equity	$3,031,685	$3,987,284

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			For the Period
			from March 10, 2006
	For the Years		(date of inception) through
	ended December 31,		December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	3,000	24,726
Selling, general and administrative charges	1,122,082	2,889,355	11,754,244
Impairment loss - mineral claims	-	-	10,000

Total operating expense	1,122,082	2,892,355	11,788,970

Operating loss	(1,122,082)	(2,892,355)	(11,788,970)

Other income:
Grant income	216,493	65,776	282,269
Interest and other income	13,308	2,538,711	2,642,682

Loss from continuing operations, before provision for income taxes	(892,281)	(287,868)	(8,864,019)

Provision for income tax	-	-	-

Loss from continuing operations	(892,281)	(287,868)	(8,864,019)

Income (loss) on discontinued operations, net of tax	-	586,518	(30,541,871)

Net income (loss)	(892,281)	298,650	(39,405,890)

Net loss attributable to the non-controlling interest	(111,869)	(259,382)	(817,902)
Subsidiary preferred dividend attributable to the non-controlling interest	(28,003)	(32,815)	(85,571)

Net income (loss) attributable to Bio-AMD, Inc. Common Shareholders	$(752,409)	$590,847	$(38,502,417)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.02)	$(0.00)	$(0.15)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.02)	$(0.00)	$(0.15)
(Loss) income per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$0.01	$(0.55)
(Loss) income per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - diluted	$-	$0.01	$(0.55)
Net (loss) income per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.02)	$0.01	$(0.69)
Net (loss) income per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.02)	$0.01	$(0.69)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	55,439,122

Weighted average number of common shares outstanding - diluted	44,525,966	46,085,966	55,439,122

Comprehensive Income (Loss):
Net income (loss )	$(892,281)	$298,650	$(39,405,890)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	156,988	(521,557)	159,490
Total other comprehensive loss, net of tax	(735,293)	(222,907)	(39,246,400)
Comprehensive loss attributable to the non-controlling interest	107,872	251,578	801,494
Comprehensive income (loss) attributable to the Bio-AMD Inc. Common Shareholders	$(627,421)	$28,671	$(38,444,906)

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2012

				Deficit	Accumulated
				Accumulated	Other
	Common Stock		Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(221,573)	-	-	-	(221,573)

Comprehensive Income	-	-	-	-	152,991	3,997	156,988

Subsidiary preferred dividend	-	-	28,003	-	-	(28,003)	-

Net loss	-	-	-	(780,412)	-	(111,869)	(892,281)
Balance at December 31, 2012	44,525,966	$44,526	$42,278,059	$(38,587,988)	$143,081	$(886,614)	$2,991,064

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from March 10, 2006
			(date of inception) through
	For the years ended December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(892,281)	$298,650	$(39,405,890)
Income (loss) from discontinued operations	-	586,518	(30,541,871)
Loss from continuing operations	(892,281)	(287,868)	(8,864,019)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	609	4,475	9,508
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	42,055	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	(221,573)	84,545	368,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,448	(23,145)	(48,595)
Sales tax and other receivable	7,986	(5,621)	(51,220)
Security deposit and other assets	(22,224)	(16,521)	(86,232)
Accounts payable	(2,946)	(326,275)	91,992
Accrued expenses	-	(15,590)	126,105
Taxation and social security payable	2,612	(6,153)	46,758
Total Adjustments	(204,088)	(262,230)	1,225,237

Net cash used in operating activities of continuing operations	(1,096,369)	(550,098)	(7,638,782)

Cash flows from investing activities:
Purchase of property and equipment	-	(10,843)	(20,672)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	(10,843)	(30,672)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash used in discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	154,888	68,718	711,336

Net (decrease) increase in cash and cash equivalents	(941,481)	(492,223)	2,936,307

Cash and cash equivalents, beginning of period	3,877,788	4,370,011	-

Cash and cash equivalents, end of period	$2,936,307	$3,877,788	$2,936,307

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff, Wales by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through December 31, 2012 are classified as discontinued operations in the accompanying consolidated financial statements.

FFE Ltd. was formally dissolved in February 2011; the final winding down accounting transactions took place in May 2011.

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited, a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX Organisation Limited (the “Founders”), the owners of all of the issued and outstanding shares of WDX Organisation Limited.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX Organisation Ltd.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX Organisation Limited. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013.

WL is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WL by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WL and increased our equity position in WL. Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WL and the ownership of 75.66% of WL by the Company, as at the fiscal year ended December 31, 2009.  During fiscal year ended December 31, 2010, WL applied for an international patent over its algorithm and system of providing reference data for the global currency unit, and has been working to develop contracts with a variety of banks, currency exchange networks, data providers and derivative exchanges in an effort to commercialize its technology through licensing agreements.

On March 8, 2010, we loaned an additional £150,000 (approximately $224,055) to WL and executed certain call options and further increased our equity position in WL. The loans were the result of our ongoing investment in WL as contemplated by our May 1, 2009 Investment Agreement with WL.

Altogether, these transactions resulted in a total loan of £600,000 (approximately $904,000) to WL and the ownership of 93% of WL by the Company on March 8, 2010.

On July 23, 2010 we entered into a Subscription Agreement with WL and the founders of WL under which we purchased 500,000 preference shares of WL (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately $750,000).   The Preference Shares earn in priority to any other class of stock of WL, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WL stock in the event of a sale, liquidation or listing of WL. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WL, other liabilities of WL and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WL.

The Subscription Agreement also provided for WL to allot up to an aggregate of 16,900 C Ordinary Shares of WL to employees, directors and consultants of WL to secure their continued service to WL and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WL from 93% to 77.54%.

Effective June 30, 2011, WL agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WL Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WL to 87.13%. WL has not generated any revenue to date.

During November 2011 we loaned an additional £50,000 to WL as a short-term unsecured intercompany loan. On July 12, 2012 it was agreed that this loan will be settled through the issuance to us of 5,000,000 ordinary shares, increasing our ownership in WL to 99.81%.

In January 2013, the Company resolved to provide a further £120,000 cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that have been generated to the year ended December 31, 2012.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2011 and 2010 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” pregnancy testing market, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at December 31, 2012, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2012.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,638,782 and has an accumulated deficit of $38,587,988 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its development of the currency risk technology, medical diagnostic technology and acquisition endeavors and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2012, the Company has accumulated deficit of $38,587,988 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WOCU Limited. (a 99.81% owned subsidiary as of December 31, 2012) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2012). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2012 and the 12.87% third party ownership of WL and 37% third party ownership of Bio AMD Holdings at December 31, 2011 are recorded as non-controlling interests in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform with the current year’s financial statements presentation.

Foreign currency translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the year ended 2011 closing rate at 1.5456, average rate at 1.6044 and for the year ended 2012 closing rate at 1.6168, average rate at 1.5851.

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

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 5,200,000 and 10,100,000 common stock equivalents at December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Authority (“FSA”) up to £85,000 at December 31, 2012 (approximately $137,000 at December 31, 2012) at each institution for each entity.  At time, such amounts may exceed the FSA limits.  The uninsured cash bank balances were approximately $2,550,000 and $3,492,000 at December 31, 2012 and 2011, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

The Company does not have any employee stock option or stock purchase plans at December 31, 2012 or 2011.

During the period from March 10, 2006 (date of inception) through December 31, 2012, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009. There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2012.  5,200,000 of these warrants (the “Time Warrants”) vested as at December 31, 2012 and 2011, and 4,900,000 of the remaining warrants (the “Price Warrants”) lapsed and terminated as of October 21, 2012 (see note 9).

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

Research and development

In accordance with ASC 730, “Research and Development”, the Company expenses all research and development costs as incurred.  As at December 31, 2012 and 2011, the Company had incurred no research and development costs.

Segment information

The Company utilizes ASC 280 “Segment Reporting” which provides guidance on the way public companies report information about segments of their business in their quarterly and annual reports issued to stockholders.  It also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company has expended minimal assets on the Malibu Gold property since acquisition and its primary operations have been formerly in the development of the oil seed crushing plant through our wholly owned subsidiary, FFE Ltd. (through the date of discontinuance of those operations) and currently in the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and the development of highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD.

Impairment of long-lived assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.  During the year ended December 31, 2011, the Company wrote off WL’s capitalized patent and software of $33,046 and $9,009, respectively, for a total of $42,055.  This was based on management’s assessment at December 31, 2011.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2012 and the 12.87% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2011 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2012 and 2011 are reflected in the consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Discontinued Operations

Effective June 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff, Wales by our wholly owned subsidiary, Flex Fuels Energy Limited, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the estimated $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd which we have done on an orderly basis. The historical operations and costs of FFE Ltd for the year ended December 31, 2011 are classified as discontinued operations in the accompanying consolidated financial statements. FFE Ltd has been formally dissolved in May 2011.

The primary components of the amounts reported as discontinued operations are summarized as follows:

Loss from discontinued operations:

			For the period from
			March 10, 2006
	Years ended December 31,		(Date of Inception) to
	2012	2011	December 31, 2012
Loss from discontinued operations, net of tax	$-	$(3,153)	$(3,186,443)

Loss on disposal/abandonment of discontinued operations:

Impairment loss on capitalized plant under Construction	-	-	(458,730)
Loss on abandonment of assets	-	-	(565,714)
Transaction costs incurred in connection with acquisition	-	-	(22,897,587)
Foreign currency translation adjustment related to discontinued operations	-	589,671	(3,433,397)

Total loss on disposal/abandonment of discontinued operations, net of tax	-	589,671	(27,355,428)

Loss from discontinued operations	$-	$586,518	$(30,541,871)

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Assets:
Office equipment and furniture	$10,752	$10,279
Accumulated depreciation and amortization	(9,783)	(8,758)
Carrying value	$969	$1,521

Depreciation expense was $609 and $4,475 for the years ended December 31, 2012 and 2011, respectively, and $9,508 for the period from March 10, 2006 (date of inception) through December 31, 2012.

Note 5 - Related Party Transactions

During the years ended December 31, 2012 and 2011, we paid an aggregate of $181,573 and $192,568, respectively to The ARM Partnership (“ARM”) a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £6,000 and £6,000 during the years ended December 31, 2012 and 2011, respectively, (approximately $9,500 and $9,000, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

During 2012, we paid an aggregate of $150,572 to Thomas Barr for services provided to us by Mr. Barr in all capacities.

During 2012, we paid an aggregate of $97,788 to David Miller for services provided to us by Mr. Miller in all capacities.

Note 6 – Acquisitions

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds Sterling (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2012 and 2011 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital pregnancy test, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at December 31, 2012 and December 31, 2011, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

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

WL

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited, a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX Organisation Limited (the “Founders”), the owners of all of the issued and outstanding shares of WDX Organisation Limited.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX Organisation Limited.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements we acquired 51% ownership of WDX Organisation Limited. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013.

WL is the developer of a technology designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WL by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WL and increased our equity position in WL. Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WDX and the ownership of 75.66% of WL by the Company, as at the fiscal year ended December 31, 2009.   Since being incorporated, WL has been working to develop contracts with a variety of banks, currency exchange networks, data providers and derivative exchanges in an effort to commercialize its technology through licensing agreements.

On March 8, 2010, we loaned an additional £150,000 (approximately $224,055) to WL and executed certain call options and further increased our equity position in WL. The loans were the result of our ongoing investment in WL as contemplated by our May 1, 2009 Investment Agreement with WL.

Altogether, these transactions resulted in a total loan of £600,000 (approximately $904,000) to WL and the ownership of 93% of WL by the Company on March 8, 2010.

On July 23, 2010 we entered into a Subscription Agreement with WL and the founders of WL under which we purchased 500,000 preference shares of WL (the “Preference Shares”) at a price of one British Pound per share or an aggregate of 500,000 British Pounds (approximately $750,000).   The Preference Shares earn in priority to any other class of stock of WL, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WL stock in the event of a sale, liquidation or listing of WL. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WL, other liabilities of WL and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WL.

The Subscription Agreement also provided for WL to allot up to an aggregate of 16,900 C Ordinary Shares of WL to employees, directors and consultants of WL to secure their continued service to WL and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to four persons on July 23, 2010. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WL from 93% to 77.54%.

Effective June 30, 2011, WL agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WL Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WL to 87.13% at that time.

During November 2011 we loaned an additional £50,000 to WL as a short-term unsecured intercompany loan. On July 12, 2012 it was agreed that this loan will be settled through the issuance to us of 5,000,000 ordinary shares, increasing our ownership in WL to 99.81%.

In January 2013, the Company resolved to provide a further £120,000 cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that have been generated to the year ended December 31, 2012.

WL has not generated any revenue to date.

Note 7 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $77,265 and $87,350 for the years ended December 31, 2012 and 2011, respectively.

Employment agreements

As of December 31, 2012 neither the Company nor WL had any direct employees.

Bio-AMD has engaged two persons under service agreements identical in nature, and containing terms and conditions which are in the normal course of business.

Effective August 29, 2012 WL entered into a consultancy agreement (the “Consulting Agreement”) with Grabling Services Limited through which the services of Mike Blakey (the “Consultant”) are provided. Mr. Blakey manages the WL business on a day to day basis. Under the Consulting Agreement Mr. Blakey is paid £5,000 per calendar month (approximately US $8,000).

Our Chief Executive Officer, Thomas Barr, is engaged by way of a Supply of Services Agreement entered into on July 1, 2009. Our Chief Financial Officer, Robert Galvin, is engaged on a part-time basis by way of a Supply of Services Agreement entered into on July 1, 2009 with The ARM Partnership (“ARM”), a partnership in which Robert Galvin is a partner. Our President, David Miller, is engaged on a part-time basis by way of a Supply of Services Agreement entered into on July 1, 2009.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $615,464 and $736,214 in consulting fees to these individuals for the years ended December 31, 2012 and 2011, respectively. The Company incurred $2,525,811 in fees to these individuals for the period from March 10, 2006 (date of inception) through December 31, 2012.

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

Note 8 - Stockholders’ Equity

Common stock:

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $0.001 per share.  As of December 31, 2012 and 2011 there were 44,525,966 shares of common stock issued and outstanding, respectively.

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

International Capital Partners SA (“ICP”) acted as the placement agent for the offering. The Company paid the following fees in connection with the offering (i) a commission equal to approximately $438,000 paid to ICP representing 10% of the proceeds; and (ii) approximately $6,000 in legal and miscellaneous fees. The net proceeds of the offering were used by the Company for working capital and for general corporate purposes.

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

Preferred stock:

The Company is authorized to issue 10,000,000 shares of its preferred stock, with par value of $0.001 per share.  As of December 31, 2012 and 2011 there were no shares of preferred stock issued and outstanding.

Note 9 - Warrants

Effective October 22, 2009 we issued an aggregate of 10,100,000 warrants to members of our management and a key consultant, each exercisable, upon vesting, for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share.  The warrants contain cashless exercise and piggyback registration provisions and are subject to adjustment in the event of stock splits, recapitalizations or reclassifications of our common stock.  5,200,000 of the warrants (the “Time Warrants”) vested as at December 31, 2012 and 2011 as follows:

i.	25% upon issuance;
ii.	25% on December 31, 2009;
iii.	25% on December 2010; and
iv.	25% on December 31, 2011.

The vesting of 2,450,000 of the remaining 4,900,000 warrants was subject to our achieving an average closing price for our common stock of at least $0.45 per share over a period of twenty consecutive trading days on or prior to October 21, 2012 and the vesting of the remaining 2,450,000 warrants was subject to our achieving an average closing price for our common stock of at least $1.00 per share over a period of twenty consecutive trading days on or prior to October 21, 2012.  The 4,900,000 warrants subject to our achieving average minimum closing prices for our common stock are hereinafter referred to as the “Price Warrants”. These pricing requirements were not met as of October 21, 2012 and the Price Warrants were terminated.

We have recorded a credit of $221,573 during the year ended December 31, 2012, the credit amount being due to a reassessment of the estimated vesting of the unvested Price Warrants which ultimately lapsed due to the failure to attain the stock price vesting requirements. Prior year expense of $221,573 related to the Price Warrants was reversed during the year ended December 31, 2012.

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

Transactions involving our stock warrants are summarized as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding at beginning of the period	10,100,000	$0.07	10,100,000	$0.07
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	(4,900,000)	(0.07)	—	—
Outstanding at end of the period	5,200,000	$0.07	10,100,000	$0.07
Exercisable at end of the period	5,200,000	$0.07	5,200,000	$0.07

The weighted average remaining life of the warrants is 3.8 years at December 31, 2012.

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

For the years ended December 31, 2012 and 2011, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $5,662,000 and $4,914,000, respectively, which expire beginning in 2026. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended December 31, 2012 and 2011, the Company had available for UK income tax purposes net operating loss carryovers of approximately $2,845,000 and $2,479,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	December 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	287,000	37,000
	287,000	37,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(287,000)	(37,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2012 and 2011 as follows:

	December 31,
	2012	2011
Statutory federal income tax rate	(35.0%)	35.0%
Statutory state and local income tax rate (0%), net of federal benefit	(0.0%)	(0.0%)
Foreign tax rate differentials	2.9%	(21.8	% )
Nondeductible items	(0.0%)	(25.8	% )
Change in valuation allowance	32.1%	12.6%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
Deferred tax assets (liabilities):	2012	2011
Management fees	$(10,000)	$(10,000)
Stock based compensation	129,000	207,000
UK net operating loss carry forward	2,779,000	2,414,000
Less: valuation allowance	(2,898,000)	(2,611,000)
Net deferred tax asset	$-	$-

The Company has filed its tax returns through December 31, 2011.

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

Note 11 – Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2012 and 2011 consists of the following:

Year ended December 31, 2012:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	6,774	6,809
Other income	165,109	57,883	-	222,992
Segment loss	(72,026)	(293,710)	(526,545)	(892,281)
Segment assets	50,198	339,857	2,641,630	3,031,685
Expenditures for segment assets	-	-	-	-

Year ended December 31, 2011:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	170	-	11,083	11,253
Other income	73,234	-	2,520,000	2,593,234
Segment profit (loss)	(487,554)	(431,866)	1,218,070	298,650
Segment assets	123,331	601,424	3,262,529	3,987,284
Expenditures for segment assets	10,429	414	-	10,843