Form 10-Q
period 2013-03-31
Bio-AMD Inc.
filed 2013-05-13
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

BIO-AMD, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of May 1, 2013.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2013 and 2012 (unaudited) and the period from March 10, 2006 (date of inception) to March 31, 2013 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through March 31, 2013 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period from March 10, 2006 (date of inception) to March 31, 2013 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March, 31	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,498,299	$2,936,307
Prepaid expenses	40,370	23,116
Value added tax and other receivables	18,736	17,419

Total Current Assets	2,557,405	2,976,842

Property and equipment, net	911	969

Security deposits and other assets	55,348	53,874

Total Assets	$2,613,664	$3,031,685

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$25,422	$28,288
Accrued expenses	10,395	4,818
Taxation and social security	393	7,515

Total Current Liabilities	36,210	40,621

Total Liabilities	36,210	40,621

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at March 31, 2013 and December 31, 2012	44,526	44,526
Additional Paid-in Capital	42,284,070	42,278,059
Accumulated other comprehensive income (loss) - foreign currency translation adjustment	(22,489)	143,081
Deficit accumulated during development stage	(38,828,392)	(38,587,988)
Total Bio-AMD, Inc. Stockholders' Equity	3,477,715	3,877,678
Non-controlling interest	(900,261)	(886,614)
Total Equity	2,577,454	2,991,064

Total Liabilities and Equity	$2,613,664	$3,031,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	24,726
Selling, general and administrative charges	318,272	286,635	12,072,516
Impairment loss - mineral claims	-	-	10,000

Total operating expense	318,272	286,635	12,107,242

Operating loss	(318,272)	(286,635)	(12,107,242)

Other income:
Grant income	70,888	-	353,157
Interest and other income	1,790	2,956	2,644,472

Loss from continuing operations, before provision for income taxes	(245,594)	(283,679)	(9,109,613)

Provision for income tax	-	-	-

Loss from continuing operations	(245,594)	(283,679)	(9,109,613)

Income (loss) on discontinued operations, net of tax	-	-	(30,541,871)

Net loss	(245,594)	(283,679)	(39,651,484)

Net loss attributable to the non-controlling interest	(5,190)	(40,158)	(823,092)
Subsidiary preferred dividend attributable to the non-controlling interest	(6,011)	(7,527)	(91,582)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(234,393)	$(235,994)	$(38,736,810)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.15)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.15)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$-	$(0.55)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - diluted	$-	$-	$(0.55)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.70)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.70)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	55,058,283

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966	55,058,283

Comprehensive Loss:
Net loss	$(245,594)	$(283,679)	$(39,651,484)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(168,016)	76,846	(8,526)
Total other comprehensive loss, net of tax	(413,610)	(206,833)	(39,660,010)
Comprehensive loss attributable to the non-controlling interest	7,635	39,297	809,129
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(405,975)	$(167,536)	$(38,850,881)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2013
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
	Common Stock		Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(221,573)	-	-	-	(221,573)

Comprehensive income	-	-	-	-	152,991	3,997	156,988

Subsidiary preferred dividend	-	-	28,003	-	-	(28,003)	-

Net Income	-	-	-	(780,412)	-	(111,869)	(892,281)
Balance at December 31, 2012	44,525,966	44,526	42,278,059	(38,587,988)	143,081	(886,614)	2,991,064

Comprehensive Income	-	-	-	-	(165,570)	(2,446)	(168,016)

Subsidiary preferred dividend	-	-	6,011	-	-	(6,011)	-

Net loss	-	-	-	(240,404)	-	(5,190)	(245,594)
Balance at March 31, 2013	44,525,966	$44,526	$42,284,070	$(38,828,392)	$(22,489)	$(900,261)	$2,577,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
			(date of inception) through
	For the three months ended March, 31		March, 31
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(245,594)	$(283,679)	$(39,651,484)
Income (loss) from discontinued operations	-	-	(30,541,871)
Loss from continuing operations	(245,594)	(283,679)	(9,109,613)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	-	-	9,508
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	-	(912)	368,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,440)	22,371	(52,035)
Sales tax and other receivable	(4,475)	8,678	(55,695)
Security deposit and other assets	(4,843)	(2,295)	(91,075)
Accounts payable	(8,020)	505	83,972
Accrued expenses	-	-	126,105
Taxation and social security payable	(6,817)	1,843	39,941
Total Adjustments	(27,595)	30,190	1,197,642

Net cash used in operating activities of continuing operations	(273,189)	(253,489)	(7,911,971)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(20,672)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	-	(30,672)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash used in discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	(164,819)	75,390	546,517

Net (decrease) increase in cash and cash equivalents	(438,008)	(178,099)	2,498,299

Cash and cash equivalents, beginning of period	2,936,307	3,877,788	-

Cash and cash equivalents, end of period	$2,498,299	$3,699,689	$2,498,299

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   Bio -AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2013 and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012 and for the period from March 10, 2006 (date of inception) through March 31, 2013. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form10-K filed with the SEC on March 25, 2013.

The condensed consolidated financial statements as of December 31, 2012 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Nature of Operations

Bio-AMD, Inc. (“Bio-AMD” the “Company”, “we”, “us”, “our”) (formerly known as Flex Fuels Energy, Inc. and Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

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

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff, Wales by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd for the period from March 10, 2006 (date of inception) through March 31, 2013 are classified as discontinued operations in the accompanying consolidated financial statements.

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

The Subscription Agreement also provided for WL to allot up to an aggregate of 16,900 C Ordinary Shares of WL to employees, directors and consultants of WL to secure their continued service to WL and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to three employees and Robert Galvin, our Chief Financial Officer on July 23, 2010. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WL from 93% to 77.54%.

Effective June 30, 2011, WL agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WL Articles of Association terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WL to 87.13%.

During November 2011 we loaned an additional £50,000 (approximately $77,000) to WL as a short-term unsecured intercompany loan. On July 12, 2012 it was agreed that this loan will be settled through the issuance to us of 5,000,000 ordinary shares, increasing our ownership in WL to 99.81%.

In January 2013, the Company provided a further £120,000 (approximately $182,000) cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that have been generated during the year ended December 31, 2012. WL has not generated any revenue to date.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” pregnancy testing market, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at March 31, 2013, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through March 31, 2013.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,911,971 and has an accumulated deficit of $38,828,392 at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue its existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its development of the currency risk technology, diagnostic technology and on-going operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through March 31, 2013, the Company has accumulated deficit of $38,828,392 (of which $30,541,871 has been incurred by discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a formally wholly owned subsidiary including the FFE Ltd. Subsidiaries (which consisted of four inactive and now dissolved companies), WOCU Limited (a 99.81% owned subsidiary as of March 31, 2013) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2013). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at March 31, 2013 and December 31, 2012 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Foreign currency translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

The relevant translation rates are as follows: For the quarter ended March 31, 2012 closing rate at 1.5990, average rate at 1.5710 and for the quarter ended March 31, 2013 closing rate at 1.5189, average rate at 1.5533.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 5,200,000 and 10,100,000 common stock equivalents at March 31, 2013 and 2012, respectively. For the three month periods ended March 31, 2013 and 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Compensation Scheme (“FSCS”), a UK government compensation fund of last resort, for up to £85,000 at March 31, 2013 (approximately $129,000 at March 31, 2013) at each institution for each entity.  At time, such amounts may exceed the FSCS limits. The uninsured cash bank balances were approximately $2,041,000 and $2,550,000 at March 31, 2013 and December 31, 2012, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2013 was $0. Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2012 was a credit of $912.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended March 31, 2013 and 2012, we paid an aggregate of $44,735 and $45,164, respectively to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £1,500 and £1,500 during the three month periods ended March 31, 2013 and 2012, respectively, ($2,330 and $2,377, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $800), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

During the three month periods ended March 31, 2013 and 2012, we paid an aggregate of $36,888 and $37,643, respectively to Thomas Barr our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.

During the three month periods ended March 31, 2013 and 2012, we paid an aggregate of $23,957 and $24,447, respectively to David Miller our President, for services provided to us by Mr. Miller in all capacities.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $10,000 and $20,314 for the three month periods ended March 31, 2013 and 2012, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $155,521 and $150,313 in consulting fees to these individuals for the three month periods ended March 31, 2013 and 2012, respectively. The Company incurred $2,681,332 in fees to these individuals for the period from March 10, 2006 (date of inception) through March 31, 2013.

Litigation

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

Note 5 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of March 31, 2013, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of March 31, 2013. Segment information for the three months ended March 31, 2013 and 2012 consists of the following:

Three months ended March 31, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	2	-	1,322	1,324
Other income	466	70,888	-	71,354
Segment net income (loss)	(43,312)	(13,803)	(188,479)	(245,594)
Segment total assets	183,120	297,020	2,133,524	2,613,664
Expenditures for segment assets	-	-	-	-

Three months ended March 31, 2012:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,013	2,013
Other income	943	-	-	943
Segment net income (loss)	(56,685)	(88,818)	(138,176)	(283,679)
Segment total assets	69,229	539,562	3,175,056	3,783,847
Expenditures for segment assets	-	-	-	-

NOTE 6 – Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

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

The effect of reporting FFE Ltd. as a discontinued operation is to effectively revert the consolidated financial statements back to those items associated with the parent company, reflecting mainly compliance related costs and movements in shareholders’ funds, and to the investment made by us into our Bio AMD Holdings Limited and WOCU Limited subsidiaries, as described herein.

On May 1, 2009 we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales representing a 51% interest in the company. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013. Since May 1, 2009, we have acquired additional stock of WL and since July 12, 2012 we have owned 99.81% of WL making it a majority owned subsidiary of ours. WL is the developer of a technology designed to mitigate currency risk.

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which business we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately US$1,287,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD currently has seven patent applications pending covering its three technology platforms.

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

During the quarter ended March 31, 2013, we were engaged in the following sectors:

•	developing our POC medical diagnostic reader device business; and

•	developing our currency risk mitigation business.

Operations - Bio-Alternative Medical Devices

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

Bio-AMD currently has seven patent applications pending covering its three technology platforms listed below.

•
A Digital Strip Reader (“DSR”) able to read a wide variety of low cost, hand-held rapid immunoassay diagnostic test strips already in the POC market including, but not limited to, cardiac markers, infectious diseases, drugs of abuse and female wellbeing (pregnancy/ovulation testing) to provide semi-quantitative results.  We are currently in discussions with several parties who have expressed an interest in either incorporating our technology into their existing manufacturing set up, or who wish to explore the collaboration of new testing devices.  The female well-being market which incorporates digital pregnancy and ovulation testing market has been an initial target market for us since it is already well established.  For providers of these tests, manufacturing costs and new features are key drivers to increasing margins on products and maintaining market share.  Our own internal view of our technology indicates that we are able to make a positive impact on these key drivers.

•
A micro-fluidic test strip which has been adapted to measure prothrombin time/INR through a POC blood coagulation monitoring device (“COAG”) enabling patient based, anticoagulant drug therapy monitoring.  The POC coagulation market for PT/INR measurement is estimated to be worth approximately US $700 million globally with projected growth of 15% per annum.  The market is dominated by a small number of major players including Alere, Roche and Phillips. However, products currently in the market are often cited as being expensive and complicated to use.  Bio-AMD has established a design that allows for low cost manufacture of the strip whilst ensuring scalability and repeatability.  In addition we have performed initial in-house bench tests at our laboratory, which, when compared against the current ‘best in market’ devices, produces comparable results which we believe validates the feasibility of our design.

•
A test strip combining micro-fluidics and ‘lab-on-chip’ technology providing fully quantitative measurement into a highly accurate Magnetic Particle Reader (“MPR”).  We believe that when fully developed the MPR, will be capable of quantifying the intensity and behavior of magnetic markers on the diagnostic strip. Our proposed method aims to bring together biology, chemistry, nano-fluidics, electronics and, 'lab-on-chip' technology together into what we believe can be unique, economically viable products.  Due to funding constraints, we are not currently working on developing this technology. The resumption of this project is dependent on the progress of both our DSR and COAG technologies.

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

We have been in discussions with several parties since mid-2012 where significant interest has been shown in the potential for our DSR technology into the female well-being market.  Technology assessment of this type by third parties naturally takes many months to be completed, and we continue to be in positive discussions.  These discussions are still ongoing and there can be no assurance of a successful conclusion or that a formal agreement will be ever be executed.

Launching a product into the blood coagulation market that incorporates our COAG technology will require us to partner with a much larger business with the requisite capital resources and skills including distribution and sales into the blood coagulation sector, the ability to take responsibility for any regulatory aspects of a final device/system, and potentially in-house manufacturing capability (or strong links to sub-contract manufacturers).  We continue to have discussions with a potential partner that fits well with our required profile, although no formal agreement has yet been entered into, and there can be no assurance that a formal agreement will materialize and be concluded.

As at March 31, 2013 there were no commercial agreements in place, and no revenues had been generated by Bio-AMD.

Operations - WL - Currency Risk Mitigating Business

WL is the creator of a proprietary algorithm that produces a global currency derivative quotation known as the WOCU®.  The WOCU can be applied to financial products provided by third parties such as index structure products, exchange traded funds or derivate contracts, with a view to mitigating any currency risk inherent within those products. The WOCU algorithm was completed in June 2009, with further work including back-testing using historical foreign exchange data, to prove the attributes of the WOCU design, taking place throughout 2010 until the WOCU’s launch late that year.  Since that time, the WL management team has sought to achieve licensing deals with a variety of financial institutions that are seeking to create financial products denominated in WOCU.

The WOCU is expected to have application to:

•	Multinational corporate treasury operations;

•	Reference pricing for general global trade;

•	Reference pricing for currency fixing, including virtual, online currencies;

•	Commodity pricing and trade;

•	Currency balanced savings accounts;

•	Fund management, including Exchange Traded Funds;

•	FX and derivative trading and speculation;

•	Global index calculations; and

•	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

The WOCU’s apolitical, bank-independent, transparent, instant availability and universal nature are believed to be key differentiator compared to alternative methods of hedging against currency risk.

As part of the restructuring initiative in September 2011, WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally carries its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and have a deep contact network. To date five such IAs have been appointed.

In January 2013, the Company provided a further £120,000 (approximately $182,000) cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that had been generated during the year ended December 31, 2012 through its network of ‘introducing agents’ and its own activity.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $245,594 for the three month period ended March 31, 2013 compared to losses from continuing operations of $283,679 for the three month period ended March 31, 2012.

The main components of the recorded operating loss from continuing operations during the three month period ended March 31, 2013 compared to losses from continuing operations during the three month period ended March 31, 2012 and for the period from March 10, 2006 (date of inception) through March 31, 2013 were as follows:

		3 months ended March 31,		For the Period from March 10, 2006 (date of inception) through March 31,
	Note	2013	2012	2013
Consulting expenses	1	$155,521	$150,313	$2,681,332
Payroll and administrative expenses	2	$53,030	$53,632	$2,465,251
Legal Fees	3	$12,565	$15,177	$4,122,431
Professional Fees	4	$43,127	$55,090	$1,244,418
Rent, office related, telecoms and miscellaneous	5	$25,573	$42,622	$720,285
Warrant issuance	6	$-	$(912)	$368,497

(1)           Consulting expenses increased by $5,208 to $155,521 for the three month period ended March 31, 2013, compared to $150,313 for the three month period ended March 31, 2012. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The increase was primarily due to exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a monthly basis.

(2)           Payroll and administrative expenses reduced by $602 from $53,632 for the three month period ended March 31, 2012 to $53,030 for the three month period ended March 31, 2013. The reduction was primarily due to exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a quarterly basis.

(3)           Legal fees reduced by $2,612 from $15,177 for the three month period ended March 31, 2012 to $12,565 for the three month period ended March 31, 2013. The reduction was primarily due to a cost saving initiative in this area.

(4)           Professional fees, comprised primarily of audit and financial compliance related costs, reduced by $11,963 from $55,090 for the three month period ended March 31, 2012 to $43,127 for the three month period ended March 31, 2013. The reduction was primarily due to a renegotiation of fees in this area.

(5)           Rent, Office related, Telecoms and Travel expense was $25,573 for the three month period ended March 31, 2013 compared to $42,622 for the three month period ended March 31, 2012. The reduction of $17,049 for the three month period ended March 2013 can be mainly attributed to WL moving to smaller premises in order to reduce expenditures.

(6)           On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company, comprised of both “Time” warrants which vest in equal parts over a time period, and “Price” warrants which vest only if certain stock price parameters are achieved.  The fair value of the warrants which vested in the three month periods ended March 31, 2013 and 2012 amounted to $(0) and a non-cash accounting credits of $(921) respectively. The warrants have fully vested and will incur no further charge.

We incurred a loss from continuing operations of $9,109,613 for the period from March 10, 2006 (date of inception) through March 31, 2013.

Gain/Losses from Discontinued Operations

There were no accounting transactions within discontinued operations for either of the three month periods ended March 31, 2013 or March 31, 2012.

There was no change in gain/loss from discontinued operations for the three month period ended March 31, 2013 primarily due to the discontinued operations having been dissolved during the year ended December 31, 2011. This will have no further impact on the financial statements of Bio-AMD, Inc.

We incurred a loss from discontinued operations of $30,541,871 or $0.55 per share, for the period from March 10, 2006 (date of inception) through March 31, 2013 primarily due to the loss on disposal/ abandonment of FFE Ltd., as discontinued operations, which amounted to $27,355,428 (which comprised of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $3,433,397 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through March 31, 2013.

Other Income

We recorded other income during the three month period ended March 31, 2013 of $72,678 as compared to $2,956 for the three month period ended March 31, 2012.  During the three month period ended March 31, 2013, a UK tax credit rebate was granted to our subsidiary BioAMD Ltd amounting to Ј45,637 (approximately $71,000) in consideration for a retrospective application for the partial surrender of operating tax losses in the financial year ended December 31, 2011.  We intend to make further similar applications for subsequent tax years to maximize cash flow into BioAMD Ltd.

Net Losses

We incurred a net loss in the amount of $245,594 or $0.01 per share for the three month period ended March 31, 2013, as compared to a net loss of $283,679 or $0.01 per share for the three month period ended March 31, 2012 as discussed above. We incurred a net loss in the amount of $39,651,484 or $0.70 per share from March 10, 2006 (date of inception) through March 31, 2013.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of March 31, 2013, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of March 31, 2013. Segment information for the three months ended March 31, 2013 and 2012 consists of the following:

Three months ended March 31, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	2	-	1,322	1,324
Other income	466	70,888	-	71,354
Segment net income (loss)	(43,312)	(13,803)	(188,479)	(245,594)
Segment total assets	183,120	297,020	2,133,524	2,613,664
Expenditures for segment assets	-	-	-	-

Three months ended March 31, 2012:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	2,013	2,013
Other income	943	-	-	943
Segment net income (loss)	(56,685)	(88,818)	(138,176)	(283,679)
Segment total assets	69,229	539,562	3,175,056	3,783,847
Expenditures for segment assets	-	-	-	-

Liquidity and Capital Resources

We have limited cash reserves and may need substantial amounts of capital to implement our planned business strategies.  Given the currently unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we may seek to support our working capital requirements or for further investment in current and future operations.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  Investing in us is a speculative investment and investors may lose all of their investment.

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At March 31, 2013, we had cash and cash equivalents of $2,498,299; other current assets of $59,106 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $36,210, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $273,189 for the three months ended March 31, 2013, as compared to $253,489 for the three months ended March 31, 2012. Net cash used in operating activities of continuing operations for the three months ended March 31, 2013 is primarily attributable to our net loss from continuing operations of $245,594 and the net change in the balances of operating assets and liabilities in the aggregate amount of $27,595. During the period from March 10, 2006 (date of inception) through March 31, 2013, we used net cash in operating activities of continuing operations of $7,911,971, which was primarily attributable to our net loss from continuing operations of $9,109,613, net with depreciation of $9,508, impairment loss of $52,055, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,084,866, and the net change in the balances of operating assets and liabilities in the aggregate amount of $51,213.

Net Cash Used in Investing Activities

We did not use net cash for investing activities during either of the three month periods ended March 31, 2013 or 2012.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the three month periods ended March 31, 2013 and 2012.  During the period from March 10, 2006 (date of inception) through March 31, 2013, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in September 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through March 31, 2013.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from continuing operations since its date of inception of $7,911,971 and has an accumulated deficit of $38,828,392 at March 31, 2013.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the unaudited condensed consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of March 31, 2013) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2013). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at March 31, 2013) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 99.81% owned subsidiary, WOCU Limited and of its 63% owned subsidiary, Bio AMD Holdings Limited, are maintained using the local currency (Great British Pound) as the functional currency. Monetary assets and liabilities are translated into U.S. Dollars at balance sheet date and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the quarter ended March 31, 2012 closing rate at 1.5990, average rate at 1.5710 and for the quarter ended March 31, 2013 closing rate at 1.5189, average rate at 1.5533.

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2013 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

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

BIO-AMD, INC.

May 13, 2013                                                                                 By: /s/ Thomas Barr
      Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

May 13, 2013                                                                                 By: /s/ Robert Galvin
      Robert Galvin, Chief Financial Officer