Form 10-Q
period 2013-09-30
Bio-AMD Inc.
filed 2013-11-08
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of November 1, 2013.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,082,383	$2,936,307
Prepaid expenses	19,365	23,116
Value added tax and other receivables	14,277	17,419

Total Current Assets	2,116,025	2,976,842

Property and equipment, net	1,395	969

Security deposits and other assets	75,952	53,874

Total Assets	$2,193,372	$3,031,685

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$20,569	$28,288
Accrued expenses	323	4,818
Taxation and social security	328	7,515

Total Current Liabilities	21,220	40,621

Total Liabilities	21,220	40,621

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at September 30, 2013 and December 31, 2012	44,526	44,526
Additional Paid-in Capital	42,297,430	42,278,059
Accumulated other comprehensive income - foreign currency translation adjustment	108,565	143,081
Deficit accumulated during development stage	(39,309,972)	(38,587,988)
Total Bio-AMD, Inc. Stockholders' Equity	3,140,549	3,877,678
Non-controlling interest	(968,397)	(886,614)
Total Equity	2,172,152	2,991,064

Total Liabilities and Equity	$2,193,372	$3,031,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					For the Period
					from March 10, 2006
	For the three months		For the nine months		(date of inception) through
	ended September 30,		ended September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	-	-	24,726
Selling, general and administrative charges	266,988	385,363	857,346	792,132	12,611,590
Impairment loss - mineral claims	-	-	-	-	10,000

Total operating expense	266,988	385,363	857,346	792,132	12,646,316

Operating loss	(266,988)	(385,363)	(857,346)	(792,132)	(12,646,316)

Other income:
Grant income	77	-	70,559	-	352,828
Interest and other income	1,721	2,973	5,082	105,356	2,647,764

Loss from continuing operations, before provision for income taxes	(265,190)	(382,390)	(781,705)	(686,776)	(9,645,724)

Provision for income tax	-	-	-	-	-

Loss from continuing operations	(265,190)	(382,390)	(781,705)	(686,776)	(9,645,724)

Income (loss) on discontinued operations, net of tax	-	-	-	-	(30,541,871)

Net loss	(265,190)	(382,390)	(781,705)	(686,776)	(40,187,595)

Net loss attributable to the non-controlling interest	(32,365)	(34,035)	(59,721)	(100,165)	(877,623)
Subsidiary preferred dividend attributable to the non-controlling interest	(7,267)	(6,357)	(19,371)	(21,471)	(104,942)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(225,558)	$(341,998)	$(702,613)	$(565,140)	$(39,205,030)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.16)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.16)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$-	$-	$-	$(0.56)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - diluted	$-	$-	$-	$-	$(0.56)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.72)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.72)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	44,525,966	44,525,966	54,360,450

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966	44,525,966	44,525,966	54,360,450

Comprehensive Loss:
Net loss	$(265,190)	$(382,390)	$(781,705)	$(686,776)	$(40,187,595)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	126,133	146,157	(37,207)	155,287	122,283
Total other comprehensive loss, net of tax	(139,057)	(236,233)	(818,912)	(531,489)	(40,065,312)
Comprehensive loss attributable to the non-controlling interest	32,963	31,512	62,412	96,324	863,906
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(106,094)	$(204,721)	$(756,500)	$(435,165)	$(39,201,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2013
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
	Common Stock		Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(221,573)	-	-	-	(221,573)

Comprehensive income	-	-	-	-	152,991	3,997	156,988

Subsidiary preferred dividend	-	-	28,003	-	-	(28,003)	-

Net Income	-	-	-	(780,412)	-	(111,869)	(892,281)
Balance at December 31, 2012	44,525,966	44,526	42,278,059	(38,587,988)	143,081	(886,614)	2,991,064

Comprehensive loss	-	-	-	-	(34,516)	(2,691)	(37,207)

Subsidiary preferred dividend	-	-	19,371	-	-	(19,371)	-

Net loss	-	-	-	(721,984)	-	(59,721)	(781,705)
Balance at September 30, 2013	44,525,966	$44,526	$42,297,430	$(39,309,972)	$108,565	$(968,397)	$2,172,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
			(date of inception) through
	For the nine months ended September 30		September, 30
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(781,705)	$(686,776)	$(40,187,595)
Loss from discontinued operations	-	-	(30,541,871)
Loss from continuing operations	(781,705)	(686,776)	(9,645,724)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	9,508
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	-	(221,573)	368,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,365	34,384	(45,230)
Sales tax and other receivable	2,983	10,461	(48,237)
Security deposit and other assets	(21,257)	(4,643)	(107,489)
Accounts payable	(11,649)	6,484	80,343
Accrued expenses	-	-	126,105
Taxation and social security payable	(6,871)	13,805	39,887
Total Adjustments	(33,429)	(161,082)	1,191,808

Net cash used in operating activities of continuing operations	(815,134)	(847,858)	(8,453,916)

Cash flows from investing activities:
Purchase of property and equipment	(410)	-	(21,082)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(410)	-	(31,082)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash used in discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	(38,380)	154,023	672,956

Net (decrease) increase in cash and cash equivalents	(853,924)	(693,835)	2,082,383

Cash and cash equivalents, beginning of period	2,936,307	3,877,788	-

Cash and cash equivalents, end of period	$2,082,383	$3,183,953	$2,082,383

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   Bio -AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2013 and the results of operations and cash flows for the three and nine month periods ended September 30, 2013 and 2012 and for the period from March 10, 2006 (date of inception) through September 30, 2013. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013.

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

Nature of Operations

Bio-AMD, Inc. (“Bio-AMD”, the “Company”, “we”, “us”, “our”) (formerly known as Flex Fuels Energy, Inc. and Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

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

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff, Wales by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optimal design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd for the period from March 10, 2006 (date of inception) through September 30, 2013 are classified as discontinued operations in the accompanying consolidated financial statements.

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

Effective June 30, 2011, WL agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts and in accordance with the WL Articles of Association the terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WL to 87.13%.

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000 (approximately $1,370,000), plus accrued unpaid dividends (the preference on a sale is £850,000 (approximately $1,370,000), plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types 1) a digital strip reader capable of detecting bio-markers in lateral flow nitrocellulose test strips and providing semi-quantitative measurement of the same; we have initially targeted the “over the counter” pregnancy, fertility and ovulation testing market, 2) a blood coagulation device measuring the PT/INR ratio and 3) early stage development work into a fully quantitative magnetic particle reader.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at September 30, 2013, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through September 30, 2013.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $8,453,916 and has an accumulated deficit of $39,309,972 at September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through September 30, 2013, the Company has accumulated deficit of $39,309,972 (of which $30,541,871 has been incurred by discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a formally wholly owned subsidiary including the FFE Ltd. Subsidiaries (which consisted of four inactive and now dissolved companies), WOCU Limited (a 99.81% owned subsidiary as of September 30, 2013) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2013). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at September 30, 2013 and December 31, 2012 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2013 closing rate at 1.6136 US$:GBP, average rate at 1.5461 US$:GBP and for the nine month period ended September 30, 2012 closing rate at 1.6169 US$:GBP, average rate at 1.5781 US$:GBP.

Basic and diluted loss per share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities are not included in the calculation of the diluted loss per share if their effect would be anti-dilutive. The Company has 5,200,000 and 10,100,000 common stock equivalents at September 30, 2013 and 2012, respectively. For the three and  nine month periods ended September 30, 2013 and 2012 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Concentrations of Credit Risk

The Company maintains cash and cash equivalents with major financial institutions. Cash held in UK bank accounts is insured by the Financial Services Compensation Scheme (“FSCS”), a UK government compensation fund of last resort, for up to £85,000 at September 30, 2013 (approximately $137,160 at September 30, 2013) at each institution for each entity.  At time, such amounts may exceed the FSCS limits. The uninsured cash bank balances were approximately $1,775,000 and $2,550,000 at September 30, 2013 and December 31, 2012, respectively.  The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 was $0. Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 were credits of $0 and $221,573, respectively.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended September 30, 2013 and 2012, we paid an aggregate of $44,528 and $45,449, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the nine month periods ended September 30, 2013 and 2012 we paid an aggregate of $133,583 and $135,322, respectively, to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £4,500 and £4,500 during the nine month periods ended September 30, 2013 and 2012, respectively (approximately $7,000 and $7,100, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $770), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

During the three month periods ended September 30, 2013 and 2012, we paid an aggregate of $36,717 and $37,477, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities. During the nine month periods ended September 30, 2013 and 2012 we paid an aggregate of $110,150 and $112,430, respectively, to Mr. Barr.

During the three month periods ended September 30, 2013 and 2012, we paid an aggregate of $23,846 and $24,339, respectively, to David Miller, our President, for services provided to us by Mr. Miller in all capacities. During the nine month periods ended September 30, 2013 and 2012 we paid an aggregate of $71,537 and $73,017, respectively, to Mr. Miller.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $32,614 and $19,133 for the three month periods ended September 30, 2013 and 2012, respectively. Rent expense was $59,032 and $58,421 for the nine month periods ended September 30, 2013 and 2012, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders, executive officers and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $149,046 and $152,702 in consulting fees to these individuals for the three month periods ended September 30, 2013 and 2012, respectively. The Company incurred $453,050 and $458,297 in consulting fees to these individuals for the nine month periods ended September 30, 2013 and 2012, respectively. The Company incurred $2,978,861 in fees to these individuals for the period from March 10, 2006 (date of inception) through September 30, 2013.

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

Note 5 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of September 30, 2013, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of September 30, 2013. Segment information for the three and nine months ended September 30, 2013 and 2012 consists of the following:

Three months ended September 30, 2013:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	14	-	1,242	1,256
Other income	465	77	-	542
Segment net income (loss)	(41,226)	(87,261)	(136,703)	(265,190)
Segment total assets	99,838	162,212	1,931,322	2,193,372
Expenditures for segment assets	-	-	-	-

Three months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	3	-	1,495	1,498
Other income	1,475	-	-	1,475
Segment net income (loss)	(54,315)	(91,707)	(236,368)	(382,390)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2013:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	44	-	3,801	3,845
Other income	1,237	70,559	-	71,796
Segment net income (loss)	(128,272)	(160,750)	(492,683)	(781,705)
Segment total assets	99,838	162,212	1,931,322	2,193,372
Expenditures for segment assets	-	410	-	410

Nine months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	5,366	5,401
Other income	99,955	-	-	99,955
Segment net income (loss)	(78,445)	(262,044)	(346,287)	(686,776)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

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

During the quarter ended September 30, 2013, we were engaged in the following sectors:

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

As at September 30, 2013 there were no commercial agreements in place, and no revenues had been generated by Bio-AMD.

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

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $265,190 and $781,705 for the three and nine month periods ended September 30, 2013, respectively, compared to losses from continuing operations of $382,390 and $686,776 for the three and nine month periods ended September 30, 2012, respectively. After considering the non-cash accounting credits relating to warrants of $0 and $221,573 from the three and nine months ended September 30, 2012, respectively, the primary reason for the decrease in losses from continuing operations was the reduction in expenditures on Legal Fees, Rent and other office related expenditures.

The main components of the recorded operating loss from continuing operations during the three and nine month periods ended September 30, 2013 compared to main components of the recorded operating losses from continuing operations during the three and nine month periods ended September 30, 2012 and for the period from March 10, 2006 (date of inception) through September 30, 2013 were as follows:

		3 months ended September 30,		9 months ended September 30,		For the Period from March 10, 2006 (date of inception) through September 30,
	Note	2013	2012	2013	2012	2013
Consulting expenses	1	$149,046	$152,701	$453,050	$458,297	$2,978,861
Payroll and administrative expenses	2	$52,896	$53,935	$155,067	$158,371	$2,567,288
Legal Fees	3	$2,339	$15,164	$16,552	$45,426	$4,126,418
Professional Fees	4	$19,758	$23,026	$112,186	$117,988	$1,313,477
Rent, Office related, Telecoms and Miscellaneous	5	$32,614	$44,575	$59,032	$124,814	$753,743
Warrant issuance	6	$-	$-	$-	$(221,573)	$368,497

(1)           Consulting expenses decreased by $3,655 to $149,046 for the three month period ended September 30, 2013, compared to $152,701 for the three month period ended September 30, 2012 and decreased by $5,247 to $453,050 for the nine month period ended September 30, 2013 compared to $458,297 for the nine month period ended September 30, 2012. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. The decrease was primarily due to exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a monthly basis.

(2)           Payroll and administrative expenses decreased by $1,039 from $53,935 for the three month period ended September 30, 2012 to $52,896 for the three month period ended September 30, 2013 and decreased by $3,304 from $158,371 for the nine month period ended September 30, 2012 to $155,067 for the nine month period ended September 30, 2013. The decrease was primarily due exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a monthly basis.

(3)           Legal fees decreased by $12,825 from $15,164 for the three month period ended September 30, 2012 to $2,339 for the three month period ended September 30, 2013 and decreased by $28,874 to $16,552 for the nine month period ended September 30, 2013 from $45,426 for the nine month period ended September 30, 2012. The decrease was primarily due to a cost saving initiative in this area.

(4)           Professional fees comprised primarily of audit and financial compliance related costs, decreased by $3,268 from $23,026 for the three month period ended September 30, 2012 to $19,758 for the three month period ended September 30, 2013 and decreased by $5,802 from $117,988 for the nine month period ended September 30, 2012 to $112,186 for the nine month period ended September 30, 2013. The fluctuations were primarily due to timings of invoices received.

(5)           Rent, Office related, Telecoms and Travel expense was $32,614 for the three month period ended September 30, 2013 compared to $44,575 for the three month period ended September 30, 2012 and were $59,032 for the nine month period ended September 30, 2013 compared to $124,814 for the nine month period ended September 30, 2012. The decrease of $65,782 for the nine month period ended September 30, 2013 can mainly be attributed to WL utilizing alternative premises in order to reduce expenditure.

(6)           On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company, comprised of both “Time” warrants which vest in equal parts over a time period, and “Price” warrants which vest only if certain stock price parameters are achieved.  The fair value of the warrants which vested in the three and nine month periods ended September 30, 2013 amounted to non-cash accounting credits of $0 and $0 as compared to the charge for the three and nine month periods ended September 30, 2012 amounting to non-cash accounting credits of $0 and $(221,573) respectively.  The warrants have fully vested and will incur no further charge.

We incurred a loss from continuing operations of $9,645,724 for the period from March 10, 2006 (date of inception) through September 30, 2013.

Gain/Losses from Discontinued Operations

There were no accounting transactions within discontinued operations for the three and nine month periods ended September 30, 2013 and 2012.

There was no change in gain/loss from discontinued operations for the three and nine month periods ended September 30, 2013 primarily due to the discontinued operations having been dissolved during the year ended December 31, 2011. This will have no further impact on the financial statements of Bio-AMD, Inc.

We incurred a loss from discontinued operations of $30,541,871 or $0.56 per share, for the period from March 10, 2006 (date of inception) through September 30, 2013 primarily due to the loss on disposal/ abandonment of FFE Ltd., as discontinued operations, which amounted to $27,355,428 (which comprised of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $3,433,397 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through September 30, 2013.

Other Income

We recorded other income during the three and nine month periods ended September 30, 2013 of $1,798 and $75,641, respectively, as compared to $2,973 and $105,356 for the three and nine month periods ended September 30, 2012, respectively.  During the nine month period ended September 30, 2013, a UK tax credit rebate was granted to our subsidiary BioAMD Ltd amounting to £45,637(approximately $70,000), in consideration for a retrospective application for the partial surrender of operating tax losses in the financial year ended December 31, 2011. We intend to make further similar applications for subsequent tax years to maximize cash flow into BioAMD Ltd.

Net Losses

We incurred a net loss in the amount of $265,190 and $781,705 ($0.01 and $0.02 per share) for the three and nine month periods ended September 30, 2013, respectively, as compared to a net loss of $382,390 and $686,776 ($0.01 and $0.01 per share) for the three and nine month periods ended September 30, 2012, respectively, as discussed above. We incurred a net loss in the amount of $40,187,595 ($0.72 per share) from March 10, 2006 (date of inception) through September 30, 2013.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of September 30, 2013, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of September 30, 2013. Segment information for the three and nine months ended September 30, 2013 and 2012 consists of the following:

Three months ended September 30, 2013:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	14	-	1,242	1,256
Other income	465	77	-	542
Segment net income (loss)	(41,226)	(87,261)	(136,703)	(265,190)
Segment total assets	99,838	162,212	1,931,322	2,193,372
Expenditures for segment assets	-	-	-	-

Three months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	3	-	1,495	1,498
Other income	1,475	-	-	1,475
Segment net income (loss)	(54,315)	(91,707)	(236,368)	(382,390)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2013:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	44	-	3,801	3,845
Other income	1,237	70,559	-	71,796
Segment net income (loss)	(128,272)	(160,750)	(492,683)	(781,705)
Segment total assets	99,838	162,212	1,931,322	2,193,372
Expenditures for segment assets	-	410	-	410

Nine months ended September 30, 2012:

	WDX	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	5,366	5,401
Other income	99,955	-	-	99,955
Segment net income (loss)	(78,445)	(262,044)	(346,287)	(686,776)
Segment total assets	37,186	389,263	2,829,977	3,256,426
Expenditures for segment assets	-	-	-	-

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of expenses of $20,000), $13,391,879 on May 29, 2007 (net of expenses of $1,492,000), and $3,940,189 on July 29, 2007 (net of expenses of $444,654) by way of three separate private placements of shares of common stock.  At September 30, 2013, we had cash and cash equivalents of $2,082,383; other current assets of $33,642 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $21,220, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $815,134 for the nine months ended September 30, 2013, as compared to $847,858 for the nine months ended September 30, 2012. Net cash used in operating activities of continuing operations for the nine months ended September 30, 2013 is primarily attributable to our net loss from continuing operations of $781,705 and the net change in the balances of operating assets and liabilities in the aggregate amount of $33,429. During the period from March 10, 2006 (date of inception) through September 30, 2013, we used net cash in operating activities of continuing operations of $8,453,916, which was primarily attributable to our net loss from continuing operations of $9,645,724, net with depreciation of $9,508, impairment loss of $52,055, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,084,866, and the net change in the balances of operating assets and liabilities in the aggregate amount of $45,379.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine month periods ended September 30, 2013 and 2012 was $410 and $0, respectively.  The expenditure during the nine month period ended September 30, 2013 was related to the purchase of furniture and fittings.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the nine month periods ended September 30, 2013 and 2012.  During the period from March 10, 2006 (date of inception) through September 30, 2013, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in September 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through September 30, 2013.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from continuing operations since its date of inception of $8,453,916 and has an accumulated deficit of $39,309,972 at September 30, 2013.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of September 30, 2013) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2013). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at September 30, 2013) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2013 closing rate at 1.6136 US$:GBP, average rate at 1.5461 US$:GBP and for the nine month period ended September 30, 2012 closing rate at 1.6169 US$:GBP, average rate at 1.5781 US$:GBP.

Recently Accounting Pronouncements

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2013 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We issued no equity securities during the quarter ended September 30, 2013.

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

BIO-AMD, INC.

November 8, 2013	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

November 8, 2013	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial Officer