Form 10-K
period 2013-12-31
Bio-AMD Inc.
filed 2014-03-28
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2013, there were 44,525,966 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,473,584 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $5,216,830 based on the closing price of $0.12 for the registrant’s common stock on June 30, 2013.

As of March 10, 2014 there were 44,525,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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
a)	Acceptance of our technologies or future technologies in the marketplace,
b)	Demand for products or future products that utilize our technologies,
c)	Our ability to secure license or profit sharing related agreements and secure government research and development grants,
d)	Our ability to successfully conduct laboratory and clinical testing of our potential products working with our partners; and
e)	Our ability to obtain regulatory approval of our future products.

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

On May 1, 2009, we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX Organisation Limited and as of December 31, 2013 owned 99.81% of WDX Organisation Limited making it a majority owned subsidiary of ours. WDX Organisation Limited is the developer of a technology designed to mitigate currency risk. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013. See “Item 1. Business – Business Overview – WL Currency Risk Mitigating Business”.

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

During the financial year ended December 31, 2013, we were engaged in the following sectors:

●	developing our POC medical diagnostic device business; and

●	developing our WOCU based currency risk mitigation business.

We have incurred operating losses since our inception and have generated no revenues. As a result, as of December 31, 2013, we have generated negative cash flow and had an accumulated deficit of $39,510,727.  We will require additional funding in the future for the full implementation of our business plans as described in this report.

Our Strategy

Since May 2009, we have acquired stock resulting in the majority ownership of two potential high growth businesses, which we believe can create shareholder value:

●	Bio-AMD, a company of which we own 63%, is a technology company focused in the rapidly expanding POC medical diagnostic reader market

●
WL, a company of which we own 99.81%, has developed the WOCU, a derivative quotation designed to mitigate currency risk, that can be licensed into a wide variety of corporate and retail financial based products including, but not limited to, exchange traded funds, indexed structured products and derivatives.

During fiscal year 2014, we will continue to develop and attempt to commercialize our products with the objective of creating sales revenue from these operations. This will necessitate the use of funds from our available cash balances, and will also require us to raise additional funds to support our future growth plans.  Bio-AMD is the primary focus of our operations going forward.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Operations – Bio Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 (approximately US$1,335,000 at the time of purchase). The purchase price was applied to the Bio-AMD business to commence its business plan. The 37% of Bio-AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%), our Chief Financial Officer. Bio-AMD is a development stage company, formed in February 2010, which primarily operates through its wholly owned subsidiary, Bio Alternative Medical Devices Limited. (“Bio-Medical”), a United Kingdom corporation. Where context requires, reference to Bio-AMD also includes reference to Bio-Medical.

In January 2014, the Company provided additional working capital by way of a cash injection via an intercompany loan amounting to £150,000 (approximately $247,000) to Bio-AMD to further fund operations.

Technology - Overview

•
A disposable micro-fluidic test strip which has been adapted to measure prothrombin time (PT)/INR through a POC blood coagulation monitoring device (“COAG”) enabling patient based, anticoagulant drug therapy monitoring;

•
A Digital Strip Reader (“DSR”) able to read a wide variety of lateral flow based immunoassay diagnostic test strips already in the POC market including, but not limited to, cardiac markers, infectious diseases, drugs of abuse, female wellbeing (pregnancy/ovulation testing) to provide semi-quantitative results; and

•
A disposable test strip combining micro-fluidics and ‘lab-on-chip’ technology providing fully quantitative measurement into a highly sensitive and accurate immunoassay platform that detects nanoparticles through magnetic manipulation using a novel magnetic and optical double detection technique – Magnetic Immunoassay Detection System (“MIDS”, formerly referred to as Magnetic Particle Reader or MPR).

Technology - COAG

Bio-AMD’s micro-fluidic strip technology has been adapted for use in a POC hand-held device to detect prothrombin time (“PT”)/International Normalized Ratio (“INR”), or the coagulation of blood. In 2013, the POC coagulation market for PT/INR measurement is estimated to be worth approximately US$870 million globally and projected to grow to an estimated US$ 1.1 billion by 2017.  Market growth is driven by the rising number of patients using anti-coagulation therapy, improved re-imbursement levels from health authorities following growing clinical evidence supporting the use of such testing, and strong patient demand for patient self-testing. The market is dominated by a small number of major players including Alere, Roche, Siemens and Philips who have either developed products internally or have acquired exclusive rights to license appropriate technologies from smaller companies.  Patients with cardiac problems are often on life-long oral anticoagulation therapy, for example Warfarin. Frequent testing and careful monitoring of the PT/INR or blood coagulation, to regulate the doses of anticoagulation therapy, is a necessity.  A patient taking too much anticoagulant is at risk of serious bleeding events and if too little is taken they may be at risk of thrombosis.   Products currently in the market are often cited as being expensive and complicated to use.

Bio-AMD has established a design that allows for low cost manufacture of the disposable strip whilst ensuring scalability and repeatability.  We have performed initial in-house bench tests at our laboratory, which, when compared against the current ‘best in market’ devices, produces comparable results which we believe validates the feasibility of our design.

In late 2013, we filed a patent application for a multi-chamber microfluidic strip design, incorporating a novel locking mechanism that allows for the control of fluid flow through the strip.  In addition to being able to test for PT which requires the addition of one reagent in the immunoassay testing process, this enhanced strip design will enable other coagulation based tests to be made, but that require the use of several reagents in the immunoassay process e.g. Activated Partial Thromboplastin Time (“APTT”) a laboratory based test which is used to measure the activity of direct thrombin inhibitors.

We envisage using the new strip design as the basis for multiple coagulation based testing using the same hand held reader device to display the results e.g. a clinician testing for PT will use a specific PT strip and record the result from the reader; the clinician will then be able to test for APTT using a separate APTT strip but using the same reader device. Both strips are created from the same plastic components design but manufactured depending on the test, enabling reduced production costs.

Launching a product into the coagulation market that incorporates our COAG technology will require us to partner with a much larger, suitable business with the requisite capital resources and skills including distribution and sales channels, and ideally global marketing expertise in sectors such as hematology and immunochemistry; they may also possess potential in-house manufacturing capability.

We have been in advanced and active discussions with a potential partner that fits well with our required profile since mid-2013. We now anticipate entering into an agreement to undertake a detailed feasibility study allowing that potential partner to further assess our technology utilizing the newly designed multi-chamber strip to test using immunoassays requiring multiple reagents such as APTT.  No formal agreement has yet been entered into, and there can be no assurance that a formal agreement will materialize and be concluded.

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

Bio-AMD has created designs for both single and multi-test versions of the DSR hand-held reader device, and laboratory based bench tests have been performed by us in our premises using third party lateral flow strips.  The DSR device is designed to be fully disposable. It can be powered by solar power cells, although traditional battery power sources can also be used.  Our multi-test device utilizes a replaceable cap system in which a new test strip is fitted, thereby enabling the hand-held reader to be used multiple times for the same test.  By way of example, existing over the counter (“OTC”) home fertility testing packs normally contain up to 20 separate identical tests; for this fertility application our device would require just one reader device with 20 caps, each cap containing the test strip, thereby reducing the number of component parts and manufacturing cost. Our own internal testing using a soft mould prototype of the device suggests that the design is sufficiently robust enough to be used numerous times in professional settings, such as clinician offices and laboratories.

We have determined that initially the DSR should be applied into the well-established OTC female wellbeing market including digital home pregnancy and fertility testing, which was estimated to be worth approximately US$1.5 billion globally in 2012. The market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response.  Pregnancy test kits (“PTK”) are sold as single or multiple tests, and are a mix of both digital and analogue results, the former being a “pregnant’ or “not pregnant” result shown clearly on an LCD display, the latter being the appearance of line if the test result is positive (an optical read out). More recently, digital PTK’s have evolved to include a conception point indicator to show the consumer approximately how many weeks pregnant they are. For providers of these tests, manufacturing costs and new features are key drivers to increasing margins on products and maintaining market share.

Our intention is to license the DSR technology to one or more suitable parties with at least European, and ideally global, marketing reach, either by way of retrofit into an existing product line or through newly created products, specifically aimed at the disposable female wellbeing market. We believe that entry into this market will help to validate the DSR technology in addition to creating either royalty or licensing revenues.

During the course of 2013 we undertook two extensive testing studies for a suitable third party. Due to the confidential nature of the work and the commercial sensitivities related to the third party we will refer to them throughout as “A Inc.”.  The studies have enabled A Inc., to assess our technology for use in an OTC, disposable digital PTK.  The testing involved the creation of a disposable handheld device incorporating our technology to read lateral flow analogue test strips supplied by A Inc., under strict protocols with testing undertaken both by us and A Inc.  As at the date of filing this Annual Report, discussions with A Inc., are still ongoing and there can be no assurance of a successful conclusion or that a formal agreement will be ever be executed.

Technology – MIDS (formerly referred to as Magnetic Particle Reader or MPR)

Demand is increasing for POC tests that can detect low concentrations of a target analyte with an ability to quantify the result.  Current lateral flow based immunoassays can detect analyte at high levels of concentration.  However, at low concentration levels, the assay system requires amplification either of the signal or the target, which will typically increase the complexity and the costs of the testing device.  Consequently, current POC tests remain largely unreliable for targets that require quantification.

We believe an opportunity exists which addresses these issues by creating an immunoassay platform technology capable of detecting biomarkers at the nanoparticle level and providing laboratory results in a POC setting, encompassing sample collection, pre-treatment, analyte specific reaction, signal production, signal reaction and final result: from sample to result in one step.   Immunoassays for these types of tests rely on the detection of magnetic nanoparticles tagged with antibodies which adheres or binds to a molecule of interest.

The technology will incorporate what we believe to be a novel microfluidic strip design, magnetic nanoparticle manipulation and a double detection technique using bespoke ‘Hall Effect’ sensors and unique Bio-AMD optical sensor which, when combined, will increase significantly the sensitivity and accuracy of the result.  We are not aware that this method is being used in products currently being offered in the market or in development.

We plan to develop the immunoassay platform using the main cardiac biomarker, troponin I (cTnI) a critical marker for cardiac myocardial infarction, to initially develop the system design with the ultimate aim of commercializing a product for the multiple cardiac marker testing market currently estimated to be worth US $900 million globally increasing to US $1.4 billion by 2017.  Additionally, we envisage the technology platform will be extended into new test areas e.g. infectious diseases and drugs of abuse; has potential to expand into a multifunctional device i.e. one analyzer using different strips for different tests; and can be introduced into high growth areas such as companion diagnostics (where POC devices are used to optimize the personalized dosage of a therapeutic drug).

We believe that the Bio-AMD MIDS technology has considerable potential to represent a next generation of POC testing. Our proposed method aims to bring together biology, chemistry, nano-fluidics, and electronics and, 'lab-on-chip' technology together into what we believe can be unique, economically viable products.

To date some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations in-part funded by the UK Government.  This work has centered on the feasibility of our design and has proved successful.  In April 2011 we made our initial patent application for the technology and in October 2012 we entered into the national phase stage making applications in Europe, US, India and China.  We plan to undertake a more detailed feasibility study during the remainder of 2014 the objective of which is to have a prototype strip design and initial positive test results; during March 2014, we applied for a small grant amounting to approximately £25,000 (approximately $41,000) from the UK government to assist in this work, the outcome of the application is not yet known.

Intellectual Property

Bio-AMD currently has eight patent applications pending covering its three technology platforms.

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

Since the acquisition of stock in February 2010 and resultant cash injection, Bio-AMD has made a further six patent applications pending relating to our three technology platforms.  Our active portfolio of patents underpins our value and we will continue to add to our patent portfolio to ensure that all applicable technologies in development are fully protected.

The POC Market

POC testing includes any screening or diagnostic test that is performed outside the main hospital laboratory. Over the last decade, an increasing number of diagnostic tests have been performed at patients’ bedsides in hospitals, in physicians’ office laboratories, outpatient clinics, emergency rooms, and intensive-critical-care units. The wider availability of POC testing has revolutionized the continuum of the patient-care process by providing laboratory results rapidly and efficiently at these locations. It encompasses tests performed using bodily fluids such as blood, urine or saliva samples.  A unique feature of POC technology is that it does not require interpretation by a trained laboratory professional, but is simple enough to be used by medical professionals or sometimes the patients themselves.  To be effective, POC tests must be clinically relevant and have a direct impact on patient management and outcome.  Whilst a variety of POC technologies exist many lack the required sensitivity and accuracy to provide fully quantitative measurement i.e. laboratory quality results; some are lacking consistency, are expensive and in some cases require specific user training, which is impractical.

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

The largest segment of the market, glucose monitoring, totaled $7.5 billion in 2011 but is generally considered to be ‘mature’ and is expected to increase at a compounded annual growth rate (“CAGR”) of 0.3% to $7.6 billion in 2016.  Blood chemistry and electrolyte, the second-largest segment, totaled nearly $2.3 billion in 2011, and after increasing at a CAGR of 4.8% the segment is expected reach nearly $2.9 billion in 2016.  The well-established pregnancy and ovulation testing market is set to grow to around $1billion in 2016 from current levels of $800 million suggesting relatively modest growth of approximately 5% CAGR.  The fastest-growing segment, cardiac markers, is projected to increase at a CAGR of 14.4%, rising from $1 billion in 2011 to $2 billion in 2016.  The infectious disease and tumor marker segments have the next highest projected growth rates, both being expected to increase at CAGRs of more than 10%.

Increasing clinical evidence has seen greater acceptance of using POC systems in a primary healthcare setting. Being able to test near-patient, for example in an emergency or critical care setting, can accelerate the triage, diagnosis, treatment and disposition of patients thereby reducing unnecessary hospital admissions and patient length of stay in hospital; increasing productivity through more rapid turnaround time; and reduce the burden on centralized laboratory budgets.

The main trends in the POC market are:

•	Development of increasingly wide ranges of complex bio-chemical detectors and markers;
•	Increasing sophistication of smart strips to accommodate innovations in bio-chemistry; and
•	Increasing sophistication of readers, now regarded as both alternatives and complements to complex laboratory equipment.

POC diagnosis requires the combination of two main fields of science:

•	Bio-chemistry designed to detect changes in body fluid chemistry and signal a medical condition; and
•	Electro-mechanical engineering required to create apparatus to measure those chemical changes.

Successful delivery of POC diagnosis combines the following elements:

•	The biochemistry itself;
•	The medium that holds and combines the bio-chemistry with a body fluid sample; and
•	The device/reader that detects the changes in the biochemistry and communicates the result to the user/patient.

Reader technology development is focused on several key trends:

•	The miniaturization of the reader using low tolerance electronic and mechanical components;
•	Ease of use;
•	Reliability/accuracy/sensitivity;
•	Low manufacturing and end user cost; and
•	Self–powered operation for example incorporating solar power into the device.

We believe that Bio-AMD is an innovator in the field of reader technology development, with the attributes of its technology platform fitting well with these key trends.

Bio-AMD Business Model and Strategy

Bio-AMD’s current business model aims to commercialize its pipeline of technologies into diagnostic testing devices with preferred partners.  Target partners are those who we believe our technology will fit strategically within their existing portfolio either as a complement to a product line, a replacement or a new product initiative.  The partner will have the requisite resource including sales and marketing, brand strength, distribution channels and balance sheet strength to take a product to market in tandem with us.

Bio-AMD expects that its commercialization methods will include revenue sharing or royalty payments, licensing sales, and milestone awards from development partners (depending on the commercial agreement entered into).  Generally, we have opted to sub-contract manufacturing of devices and strips to external third parties, though we will continue to review this strategy on a deal by deal basis.

Bio-AMD continues to be alert to grant funding opportunities and tax based incentives primarily from the UK Government based initiatives and schemes, as and when they arise.  In the UK generally, since 2009, grant funding pools have diminished due to wider macro factors and applications for development grants that have been made available have become increasingly competitive and difficult to secure.  However, Bio-AMD has been successful in applying for tax credits whereby computed tax losses in the UK entity are surrendered for cash at a pre-determined rate.  To date we have applied for and successfully received a total of £118,014 (approximately $185,000) in cash payments for tax losses surrendered for the UK tax periods 2010-2012. We will continue to make such applications and opt for further cash payments for subsequent years, however there can be no assurance that we will be successful.

Our plan for the fiscal year ending 2014 is to continue in our attempts to secure commercial agreements for the DSR and COAG technologies.  This will significantly enhance our public exposure, help to validate the commerciality of our technology platforms and generate revenues from licensing sales and/or royalties.

Our growth plan is flexible and maintains the potential to enter into manufacturing arrangements for specific products into target areas, for example fast growing segments of the POC market such as cardiac markers, infectious diseases and drugs of abuse.  However, we will only contemplate such moves where it makes economic sense to do so and where we believe significant value can be added to our business.  In addition, the further work required on our MIDS platform will require additional capital if we decide to commence work on a full development project.  Currently we are constrained from such activity by our limited working capital, expertise and resources, and it is unlikely that royalty and licensing revenues, if they materialize, will be sufficient to fund these growth plans.  Any decision to undertake any significant development work in new testing areas of the POC market, enter into manufacturing or to further our work on the MIDS will require us to raise capital to fund those plans.

As at the date of this Annual Report there were no commercial agreements in place, and no revenues had been generated by Bio-AMD.

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

Any regulatory clearances that are received for a product may be subject to limitations on approved uses for the product. After obtaining marketing clearance for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions may be imposed on the product or manufacturer, including an order to withdraw the product from the market. If we, or any contract manufacturers we choose to engage, fail to comply with applicable regulatory requirements, we may be fined, sales of our products may be suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WL, and the founding shareholders of WL (the “Founders”), the owners of all of the issued and outstanding shares of WL.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WL.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of December 31, 2013 and currently, we own 99.81% of the issued and outstanding share capital of WL on a fully diluted basis.

On July 21, 2010 we entered into a Deed of Variation of Loan Agreement with WL for the purpose of consolidating the outstanding loans (being a principal amount of £600,000 or approximately $915,000) made by us to WL.

On July 23, 2010 we entered into a Subscription Agreement with WL and the Founders under which we purchased 500,000 preference shares of WL (the “Preference Shares”) at a price of one British Pound per share or an aggregate of £500,000 (approximately $750,000) at the time of purchase. The Subscription Agreement also provided for WL to allot up to an aggregate of 16,900 C Ordinary Shares of WL to employees, directors and consultants of WL to secure their continued service to WL and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, which reduced our ownership in WL from 93% to 77.54%.

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

In January 2013, the Company provided a further £120,000 (approximately $182,000) cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that had been generated through its network of introducing agents and its own activity.

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

The WOCU, subject to the achievement of the WL corporate strategy and business model described below, is expected to have application to:

•	Multinational corporate treasury operations;

•	Reference pricing for general global trade;

•	Reference pricing for currency, fixing, including virtual, online currencies

•	Commodity pricing and trade;

•	Currency balanced savings accounts;

•	Fund management, including Exchange Traded Funds;

•	FX and derivative trading and speculation;

•	Global index calculations; and

•	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

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

As part a restructuring initiative in September 2011, WL has established relationships with a number of individuals and organizations, who serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   The IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally carries its own expenses. The exact terms of any arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets, and have a deep client network. To date, five such agents have been appointed.

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

Employees

As of December 31, 2013 neither the Company nor WL had any direct employees.

Bio-AMD has engaged two persons under service agreements identical in nature, and containing terms and conditions which are in the normal course of business.

Effective 29 August, 2012 WL entered into a consultancy agreement (the “Consulting Agreement”) with Grabling Services Limited through which the services of Mike Blakey (the “Consultant”) are provided. Mr. Blakey manages the WL business on a day to day basis. Currently under the Consulting Agreement Mr. Blakey is paid £2,500 per calendar month (approximately US $3,900).

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

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2014 to handle anticipated growth.

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

For our 2013 fiscal year, we incurred an operating loss of $1,128,566. In each of our prior fiscal years we have had an operating loss and carry a significant accumulated loss as a development stage company.  We have generated no revenues to date from any of our operating segments.  We plan to increase our expenses associated with the development of our Point Of Care (“POC”) diagnostics business and with the development of our currency risk mitigation business.  Before we are able to achieve revenues that cover our operational expenses, we believe that there will have to be additional financing, substantial marketing, and product testing, among other things.  There is no assurance we will be able to derive revenues from the exploitation of our POC diagnostics business or our currency risk mitigation business to successfully achieve positive cash flow or that our POC diagnostics business or currency risk mitigation business will be successful.

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

The consolidated financial statements for the year ended December 31, 2013 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2013 we raised approximately $18,977,000, net of placement costs, and at December 31, 2013 held $1,921,895 in cash. Our consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we have incurred a net loss of $40,400,184 for the period from March 10, 2006 (date of inception) to December 31, 2013 and have not generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of our Company is dependent upon our ability to obtain financing, to generate sufficient cash flow from our planned businesses and ultimately to obtain profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We are a smaller reporting company with no direct employees as of December 31, 2013. WL had no employees as at December 31, 2013. Bio-AMD had two employees as of December 31, 2013. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and POC diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

RISKS RELATED TO OUR POINT OF CARE DIAGNOSTIC BUSINESS

Bio-AMD is a start-up business. No assurance can be given that Bio-AMD can successfully achieve demand for its products and achieve profitability.

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

Other companies could create a technology that competes effectively with our DSR, COAG and MIDS technologies, and we may be unable to capture market share in our markets.  Our intended markets generally are dominated by very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a competitive advantage over us when we begin to compete directly against them. It is possible that these and other competitors may implement new, advanced technologies before we are able to, thus affecting our ability to license our intellectual properties at profitable rates or at all.

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

Under the current business plan, Bio-AMD will not manufacture or self-distribute its products. Bio-AMD will need to rely on third parties for the manufacture and distribution of its products on an ongoing basis. Any failure on their part would disrupt product delivery and availability.

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

Our products may contain design deficiencies or outright defects that become apparent subsequent to widespread commercial use. Remedying such issues could delay our plans and cause us to incur additional costs which would have a material adverse effect on our financial position. These design deficiencies or defects may result in harm to the users, for which we may be made liable.  Such liability would have an adverse effect on our product acceptance, reputation and financial position.

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

None.

ITEM 2.                  PROPERTIES

We occupy our premises, which we use as our administrative and management offices, by means of the following rental arrangements:

•
One of these offices currently serves as the Company’s primary business address and is located at 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK, comprising office space and meeting rooms in central London. The lessee of these premises is the ARM Partnership (Robert Galvin, our Chief Financial Officer, is a Partner of that partnership).  The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $790), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.  The office space is also used by our two subsidiaries as a satellite for London based meetings, and in the case of WL, as its statutory registered office,

•
Bio-AMD occupies office space at the Daresbury Science & Innovation Campus in Cheshire, UK, comprising of two separate office and laboratory spaces.  The terms of the rental agreements are for a fixed period from February 1st 2014 until July 31st 2014 and for 3 years from April 19 2013 respectively. The rental charges are currently set at £870 and £450 (approximately $1,360 and $700), respectively per month. The lessor may terminate either agreement by providing at least two months written notice to the tenant and the tenant may terminate either agreement by providing at least one months’ written notice to the landlord. We do not own any real estate.

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

Quarter Ended	High Bid(1)	Low Bid(1)

December 31, 2013	$0.11	$0.11
September 30, 2013	$0.08	$0.08
June 30, 2013	$0.12	$0.12
March 31, 2013	$0.11	$0.11
December 31, 2012	$0.10	$0.09
September 30, 2012	$0.08	$0.06
June 30, 2012	$0.08	$0.08
March 31, 2012	$0.15	$0.15

(1)
On May 21, 2007 our Board of Directors declared a stock split, in the form of a dividend of five additional shares of our common stock for each share owned by stockholders of record at the close of business on May 21, 2007. All high and low closing bid prices reflect the split.

As of December 31, 2013, we had 122 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2013.

During the period from March 10, 2006 (date of inception) through December 31, 2013, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

There were 10,100,000 warrants granted to members of our management and a key consultant during the fourth quarter of 2009.  Of these, 5,200,000 of the warrants (the “Time Warrants”) vested as follows:

●	25% upon issuance;

●	25% on December 31, 2009;

●	25% on December 31, 2010; and

●	25% on December 31, 2011.

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

There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2013.

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

Results of Operations

Loss from Continuing Operations

We incurred a loss from continuing operations of $994,294 for the year ended December 31, 2013.  For the year ended December 31, 2012, we incurred a loss from continuing operations of $892,281.  The increase in loss was primarily due to a non-cash accounting credit of $221,573 in year ending December 31, 2012 for the termination of warrants. We continue to be a development stage company.  We incurred accumulated losses from continuing operations of $9,858,313 for the period from March 10, 2006 (date of inception) through December 31, 2013 and have not yet generated any revenues since inception that can support our operating expenses.

Loss from Discontinued Operations

We incurred losses from discontinued operations of $30,541,871 for the period from March 10, 2006 (date of inception) through December 31, 2013 primarily due to the loss on disposal/abandonment of FFE Ltd. as discontinued operations, which amounted to $27,355,428  (consisting of loss on disposal/abandonment of (a) assets of $565,714, (b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, (c) an impairment loss on capitalized plant under construction of $458,730, and (d) removal of the accumulated foreign currency translation adjustments of $3,433,397, related to FFE Ltd. as a result of the discontinuance of FFE Ltd.’s operations and realized a loss from disposal/abandonment or liquidation of the investment in FFE Ltd.). There were no transactions within discontinued operations for the year ended December 31, 2013.

Net Loss

We incurred net losses in the amounts of $994,294 and $892,281 for the years ended December 31, 2013 and 2012, respectively.  The net loss for the year ended 2013 was primarily due to expenses as per the table below (see “Operating loss”) together with general administration and operating costs.  We incurred a net loss in the amount of $40,400,184 for the period from March 10, 2006 (date of inception) through December 31, 2013.

Revenues and other Income

We generated no revenues during the period from March 10, 2006 (date of inception) through December 31, 2013.

We recorded other income during the period ended December 31, 2013 amounting to $134,272 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which one of our UK majority owned subsidiaries was eligible to apply. The tax credits cash payment received amounted to $127,487 for BIO-AMD, $6,785 relates to $5,064 interest income and $1,721 other income from WOCU.

We recorded other income during the period ended December 31, 2012 amounting to $229,801 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which both of our UK majority owned subsidiaries were eligible to apply. The tax credits cash payments received amounted to $158,610 in WL and $57,883 in BIO-AMD.

Operating loss

On June 5, 2009, we formally determined to proceed with an orderly wind down of the operations of our subsidiary FFE Ltd.  We have reported the historical operations and costs, and the assets and liabilities of FFE Ltd. as “discontinued operations” in the consolidated financial statements covered in this Annual Report for the year ended December 31, 2013. FFE Ltd was dissolved in February 2011 and the final winding down accounting transactions took place in May 2011.

The main components of the recorded operating loss during the fiscal years ended December 31, 2013 and 2012, and for the period from March 10, 2006 (date of inception) through December 31, 2013 were as follows:

		Years ended December 31,		For the Period from March 10, 2006 (date of inception) through December 31,
	Note	2013	2012	2013
Consulting expenses	1	$610,406	$615,464	$3,136,217
Payroll and administrative expenses	2	$210,298	$213,185	$2,622,519
Legal fees	3	$16,555	$55,403	$4,126,421
Professional fees	4	$128,257	$139,780	$1,329,548
Rent, office related, telecoms and miscellaneous	5	$80,689	$165,133	$775,400
Warrant issuance	6	$0	$(221,573)	$368,497

(1)	Consulting expenses decreased by $5,058 to $610,406 for the year ended December 31, 2013, compared to $615,464 for the year ended December 31, 2012. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. The decrease was primarily due to exchange rate variance between the years as the amounts are paid in GBP.

(2)
Payroll and administrative expenses decreased by $2,887 from $213,185 for the year ended December 31, 2012 to $210,298 for the year ended December 31, 2013. The decrease was primarily due to exchange rate variance between the years as the amounts are paid in GBP.

(3)	Legal fees decreased by $38,848 from $55,403 for the year ended December 31, 2012 to $16,555 for the year ended December 31, 2013. This decrease was primarily due to a renegotiation of legal fees.

(4)
Professional fees comprised primarily of audit and financial compliance related costs, decreased by $11,523 from $139,780 for the year ended December 31, 2012 to $128,257 for the year ended December 31, 2013. This is primary due to the timing of invoices at start and end of year - the actual annual fee has remained static.

(5)
Rent, Office related, Telecoms and Travel expense was $80,689 for the year ended December 31, 2013 as compared to $165,133 for the year ended December 31, 2012.  The decrease of $84,444 can be attributed to the reduction in office space for WOCU Ltd and reduction in rental rates for BioAMD Ltd and general cost saving initiatives throughout the business.

(6)
On October 22, 2009, the Company issued warrants to its Directors and a key consultant to the Company.  The fair value of the warrants, which vested in the period ended December 31, 2012, amounted to a non-cash accounting credit of $221,573. The credit amount was due to a reassessment of the estimated vesting of the unvested Price Warrants which ultimately lapsed due to the failure to attain the stock price vesting requirements. These pricing requirements were not met as of October 21, 2012 and the warrants were terminated.  Therefore, in the year ended December 31, 2013, no charge was made.  Prior year expense of $221,573 related to the Price Warrants was therefore reversed during the year ended December 31, 2012.

Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2013 and 2012 consists of the following:

Year ended December 31, 2013:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	53	-	5,011	5,064
Other income	1,721	127,487	-	129,208
Segment loss	(174,819)	(192,495)	(626,980)	(994,294)
Segment assets	61,206	146,435	1,835,550	2,043,191
Expenditures for segment assets	-	413	-	413

Year ended December 31, 2012:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	6,774	6,809
Other income	165,109	57,883	-	222,992
Segment profit (loss)	(72,026)	(293,710)	(526,545)	(892,281)
Segment assets	50,198	339,857	2,641,630	3,031,685
Expenditures for segment assets	-	-	-	-

Net loss Attributable to the non-controlling interests

Net loss attributable to the non-controlling interest amounted to $71,555 for the year ended December 31, 2013 compared to $111,869 for the year ended December 31, 2012. Net loss attributable to the non-controlling interests amounted to $889,457 for the period from March 10, 2006 (date of inception) through December 31, 2013. The net loss attributable to the non-controlling interests represented the 37% third party ownership of Bio-AMD’s and the 0.19% third party ownership of WL's share of its net loss for the applicable period.

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

At December 31, 2013, cash was $1,921,895 and we had other current assets of $32,409 which consisted of value added tax and other receivables and prepaid expenses; at the same time we had current liabilities of $40,000, which consisted of accounts payable, accrued expenses, and taxation and social security. We attribute our net loss from continuing operations to having no revenues to sustain our operating costs as we are a development stage company. At December 31, 2012, cash was $2,936,307 and we had other current assets of $40,535, which consisted of value added tax and other receivables and prepaid expenses and current liabilities of $40,621, which consisted of accounts payable, accrued expenses and taxation and social security.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $1,018,045 for the year ended December 31, 2013, as compared to net cash used of $1,096,369 for the year ended December 31, 2012. The decrease was primarily due to cost saving initiatives throughout the business. During the period from March 10, 2006 (date of inception) through December 31, 2013, we used net cash in operating activities of $8,656,827 primarily due to stock based compensation and changes in operating assets and liabilities.

Net Cash Used in Investing Activities

During the year ended December 31, 2012 no cash was used in investing activities of continuing operations compared to $413 for the year ended December 31, 2013, primarily for the procurement of office furniture by BioAMD Ltd. During the period from March 10 2006 (date of inception) through December 31, 2013, we used net cash in investing activities of continuing operations of $31,085 which is comprised of the purchase of a mineral claim of $10,000 and equipment acquired by Bio-AMD of $21,085.

Net Cash Used by Financing Activities

During the years ended December 31, 2013 and 2012, we used $0 in financing activities. During the period from March 10, 2006 (date of inception) through December 31, 2013, we received net cash provided by financing activities of $18,783,571 primarily from private placements of our common stock.

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying consolidated financial statements and throughout this annual report to provide readers the information necessary to form an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through December 31, 2013.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2013 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of our inability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2013, the Company has accumulated deficit of $39,510,727 (of which $30,541,871 has been incurred by the discontinued operations).

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2013.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $8,656,827 and has an accumulated deficit of $39,510,727 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its development of the currency risk technology, diagnostic technology and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Principles of consolidation

 The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a formally wholly owned subsidiary including the FFE Ltd. Subsidiaries (which consisted of four inactive and now dissolved companies), WOCU Limited (a 99.81% owned subsidiary as of December 31, 2013) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2013). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2013 and 2012 is recorded as non-controlling interests in the consolidated financial statements.

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

The relevant translation rates are as follows: For the year ended 2013 closing rate at 1.6488 US$: GBP, average rate at 1.5643 US$: GBP and for the year ended 2012 closing rate at 1.6168 US$: GBP, average rate at 1.5851 US$: GBP.

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

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2013 and 2012 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2013 and 2012 are reflected in the consolidated statement of stockholders’ equity.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of March 1, 2014, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	54	December 2006
Robert Galvin	Chief Financial Officer, Treasurer, Secretary and Director	45	June 2009
David Miller	President and Director	54	December 2008

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

Effective July 1, 2009, we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “Services Agreement”). Under the Services Agreement, which has been extended until July 1, 2014, Mr. Barr serves as our Chief Executive Officer.  Under the Services Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The Services Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the Services Agreement of £7,916 (approximately $12,400) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,530) for Board related duties.  The Services Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The Services Agreement contains standard confidentiality provisions.  The Services Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  The term of the ARM Services Agreement has been extended until July 1, 2014. Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,570).  The base monthly fee includes an amount of £975 (approximately $1,530) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and Secretary and provides us with his services, in all capacities, for an average of up to 3 days per week. The term of the Services Agreement has been extended until July 1, 2014. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $8,040) per month.  The base monthly fee includes an amount of £975 (approximately $1,530) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

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

Board of Directors and Board Compensation

All of our directors also serve as executive officers. We pay our directors a set monthly fee for attending board meetings of approximately $1,530. Our directors also receive compensation in their executive officer capacities.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2013, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2013 and 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2013 and 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2013 and 2012; and (iii) all individuals that served as executive officers of ours at any time during the two fiscal years ended December 31, 2013 and 2012 that received annual compensation during the two fiscal years ended December 31, 2013 and 2012 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Barr – Chief Executive Officer (1)	2013 2012	148,596 150,572	- -	- -	- -	- -	- -	- -	148,596 150,572

Robert Galvin – Chief Financial Officer (1)	2013 2012	180,207 181,573	- -	- -	- -	- -	- -	- -	180,207 181,573

David Miller – President (1)	2013 2012	96,505 97,788	- -	- -	- -	- -	- -	- -	96,505 97,788

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

(1)	Since May 2009, the Directors compensation for the year includes a monthly fee of approximately $1,530 in respect of Board of Directors’ services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management and outstanding at December 31, 2013:

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 10, 2014 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 1, 2014. Unless otherwise indicated below each person’s address is c/o Bio-AMD, Inc., 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Executor Capital Inc. 60, Market Square PO Box 364 Belize City	Common Stock, $0.001 par value	2,467,500		5.54%

Tresca International Inc. East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.58%

Hampton Financial Limited Development Bank of Samoa Level 5, Beach Road APIA	Common Stock, $0.001 par value	2,814,445		6.32%

Thomas Barr (director and officer)	Common Stock, $0.001 par value	3,749,382	(3)	7.91%

Robert Galvin (director and officer)	Common Stock, $0.001 par value	1,000,000	(4)	2.20%

David Miller (director and officer)	Common Stock, $0.001 par value	1,203,000	(5)	2.64%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	5,952,382	(3)(4)(5)	12.04%

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

(2)	There were 44,525,966 shares of common stock issued and outstanding on March 1, 2014.

(3)	Includes 2,900,000 presently exercisable warrants.

(4)	Includes 1,000,000 presently exercisable warrants.

(5)	Includes 1,000,000 presently exercisable warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Other Employment Equity Awards

On October 22, 2009 we issued 10,100,000 warrants to members of our management and a key employee.  Of these, 5,200,000 of the warrants (the “Time Warrants”) vested as follows:

●	25% upon issuance;

●	25% on December 31, 2009;

●	25% on December 31, 2010; and

●	25% on December 31, 2011.

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

During the year ended December 31, 2013 and 2012, we paid an aggregate of $148,596 and $150,572, respectively to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During the year ended December 31, 2013 and 2012, we paid an aggregate of $180,207 and $181,573, respectively to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements and Item 1, Business, Operations, WL Currency Risk Mitigating Business, WL Corporate Strategy and Business Model).  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD (see Item 1. Business – Operations). In addition, the Company paid a total of £6,000 (approximately $9,400) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $780), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership (see Item 2. Properties).

During the year ended December 31, 2013 and 2012, we paid an aggregate of $96,505 and $97,788, respectively to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2013 and 2012 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012

Audit fees (1)	$115,000	$118,000
Audit-related fees (2)	-	-
Tax fees (3)	4,500	4,500
All other fees (4)	-	-
Total fees	$119,500	$122,500

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our board of directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements

See Index to Consolidated Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All consolidated financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

BIO-AMD, INC.

Dated: March 28, 2014	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer and Director

Dated: March 28, 2014	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this March 28, 2014.

/s/ Thomas Barr	March 28, 2014
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 28, 2014
Robert Galvin, Chief Financial and Accounting Officer, Treasurer and Director

/s/ David Miller	March 28, 2014
David Miller, President, Secretary and Director

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations  and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012
and for the period from March 10, 2006 (date of inception) through December 31, 2013
F-3

Consolidated Statements of Equity for the period from March 10, 2006 (date of inception) through December 31, 2013	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the for the period from March 10, 2006 (date of inception) through December 31, 2013	F-5

Notes to Consolidated Financial Statements	F-6 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bio-AMD, Inc.

We have audited the accompanying consolidated balance sheets of Bio-AMD, Inc. and Subsidiaries (the “Company”), a development stage company as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013 and for the period from March 10, 2006 (date of inception) through December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-AMD, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and the period from March 10, 2006 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 27, 2014

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,921,895	$2,936,307
Prepaid expenses	8,633	23,116
Value added tax and other receivables	23,776	17,419

Total Current Assets	1,954,304	2,976,842

Property and equipment, net	860	969

Security deposits and other assets	88,027	53,874

Total Assets	$2,043,191	$3,031,685

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$24,551	$28,288
Accrued expenses	8,232	4,818
Taxation and social security	7,217	7,515

Total Current Liabilities	40,000	40,621

Total Liabilities	40,000	40,621

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at December 31, 2013 and 2012	44,526	44,526
Additional Paid-in Capital	42,304,522	42,278,059
Accumulated other comprehensive income - foreign currency translation adjustment	152,530	143,081
Deficit accumulated during development stage	(39,510,727)	(38,587,988)
Total Bio-AMD, Inc. Stockholders' Equity	2,990,851	3,877,678
Non-controlling interest	(987,660)	(886,614)
Total Equity	2,003,191	2,991,064

Total Liabilities and Equity	$2,043,191	$3,031,685

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			For the Period
			from March 10, 2006
	For the years		(date of inception) through
	ended December 31,		December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	24,726
Selling, general and administrative charges	1,128,566	1,122,082	12,882,810
Impairment loss - mineral claims	-	-	10,000

Total operating expense	1,128,566	1,122,082	12,917,536

Operating loss	(1,128,566)	(1,122,082)	(12,917,536)

Other income:
Grant income	127,487	216,493	409,756
Interest and other income	6,785	13,308	2,649,467

Loss from continuing operations, before provision for income taxes	(994,294)	(892,281)	(9,858,313)

Provision for income tax	-	-	-

Loss from continuing operations	(994,294)	(892,281)	(9,858,313)

Income (loss) on discontinued operations, net of tax	-	-	(30,541,871)

Net loss	(994,294)	(892,281)	(40,400,184)

Net loss attributable to the non-controlling interest	(71,555)	(111,869)	(889,457)
Subsidiary preferred dividend attributable to the non-controlling interest	(26,463)	(28,003)	(112,034)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(896,276)	$(752,409)	$(39,398,693)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.02)	$(0.02)	$(0.17)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.02)	$(0.02)	$(0.17)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$-	$(0.57)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - diluted	$-	$-	$(0.57)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.02)	$(0.02)	$(0.73)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.02)	$(0.02)	$(0.73)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	54,043,431

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966	54,043,431

Comprehensive Loss:
Net loss	$(994,294)	$(892,281)	$(40,400,184)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	6,421	156,988	165,911
Total other comprehensive loss, net of tax	(987,873)	(735,293)	(40,234,273)
Comprehensive loss attributable to the non-controlling interest	74,583	107,872	876,077
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(913,290)	$(627,421)	$(39,358,196)

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

				Deficit	Accumulated
				Accumulated	Other
	Common Stock		Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(221,573)	-	-	-	(221,573)

Comprehensive income	-	-	-	-	152,991	3,997	156,988

Subsidiary preferred dividend	-	-	28,003	-	-	(28,003)	-

Net Income	-	-	-	(780,412)	-	(111,869)	(892,281)
Balance at December 31, 2012	44,525,966	44,526	42,278,059	(38,587,988)	143,081	(886,614)	2,991,064

Comprehensive loss	-	-	-	-	9,449	(3,028)	6,421

Subsidiary preferred dividend	-	-	26,463	-	-	(26,463)	-

Net loss	-	-	-	(922,739)	-	(71,555)	(994,294)
Balance at December 31, 2013	44,525,966	$44,526	$42,304,522	$(39,510,727)	$152,530	$(987,660)	$2,003,191

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from March 10, 2006
			(date of inception) through
	For the years ended December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(994,294)	$(892,281)	$(40,400,184)
Loss from discontinued operations	-	-	(30,541,871)
Loss from continuing operations	(994,294)	(892,281)	(9,858,313)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	537	609	10,045
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	-	(221,573)	368,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,211	31,448	(34,384)
Sales tax and other receivable	(5,756)	7,986	(56,976)
Security deposit and other assets	(31,391)	(22,224)	(117,623)
Accounts payable	(930)	(2,946)	91,062
Accrued expenses	-	-	126,105
Taxation and social security payable	(422)	2,612	46,336
Total Adjustments	(23,751)	(204,088)	1,201,486

Net cash used in operating activities of continuing operations	(1,018,045)	(1,096,369)	(8,656,827)

Cash flows from investing activities:
Purchase of property and equipment	(413)	-	(21,085)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	(413)	-	(31,085)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash used in discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	4,046	154,888	715,382

Net (decrease) increase in cash and cash equivalents	(1,014,412)	(941,481)	1,921,895

Cash and cash equivalents, beginning of period	2,936,307	3,877,788	-

Cash and cash equivalents, end of period	$1,921,895	$2,936,307	$1,921,895

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff, Wales by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd. which we have done on an orderly basis. The historical operations and costs of FFE Ltd and its assets and liabilities at December 31, 2011 and 2010 and for the period from March 10, 2006 (date of inception) through December 31, 2013 are classified as discontinued operations in the accompanying consolidated financial statements.

FFE Ltd. was formally dissolved in February 2011; the final winding down accounting transactions took place in May 2011.

WOCU Limited Acquisition

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

In January 2013, the Company resolved to provide a further £120,000 cash injection into WL to fund its anticipated operations for a further 12 months based on the prospective pipeline of opportunities that have been generated to the year ended December 31, 2012.  Those opportunities are still ongoing and we continue to pursue them. WL has not generated any revenue to date.

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“PoC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. During the fiscal years ended December 31, 2011 and 2010 Bio-AMD Holdings has been developing further its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” pregnancy testing market, 2) a blood coagulation device and 3) early stage development work into a quantitative magnetic immunoassay detection system.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.  As at the date of this Annual Report, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through December 31, 2013.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $8,656,827 and has an accumulated deficit of $39,510,727 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business.  The Company intends to fund its development of the currency risk technology, medical diagnostic technology and operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through December 31, 2013, the Company has accumulated deficit of $39,510,727 (of which $30,541,871 has been incurred by the discontinued operations).

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. Subsidiaries (consisting of four inactive companies), WOCU Limited (a 99.81% owned subsidiary as of December 31, 2013) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2013). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd had been formally dissolved within May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2013 and 2012 are recorded as non-controlling interests in the consolidated financial statements.

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

The relevant translation rates are as follows: For the year ended 2013 closing rate at 1.6488 US$: GBP, average rate at 1.5643 US$: GBP and for the year ended 2012 closing rate at 1.6168 US$: GBP, average rate at 1.5851 US$: GBP.

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

Segment information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2013 and 2012 consists of the following:

Year ended December 31, 2013:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	53	-	5,011	5,064
Other income	1,721	127,487	-	129,208
Segment loss	(174,819)	(192,495)	(626,980)	(994,294)
Segment assets	61,206	146,435	1,835,550	2,043,191
Expenditures for segment assets	-	413	-	413

Year ended December 31, 2012:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	6,774	6,809
Other income	165,109	57,883	-	222,992
Segment profit (loss)	(72,026)	(293,710)	(526,545)	(892,281)
Segment assets	50,198	339,857	2,641,630	3,031,685
Expenditures for segment assets	-	-	-	-

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2013 and 2012 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2013 and 2012 are reflected in the consolidated statement of equity.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU No. 2013-02").  ASU No. 2013-02 provides updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance was effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company's results of operations, financial position or liquidity.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the company's financial position or results of operations.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Assets:
Office equipment and furniture	$11,401	$10,752
Accumulated depreciation and amortization	(10,541)	(9,783)
Carrying value	$860	$969

Depreciation expense was $537 and $609 for the years ended December 31, 2013 and 2012, respectively, and $10,045 for the period from March 10, 2006 (date of inception) through December 31, 2013.

Note 4 - Related Party Transactions

During the years ended December 31, 2013 and 2012, we paid an aggregate of $180,207 and $181,573, respectively to The ARM Partnership (“ARM”) a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £6,000 and £6,000 during the years ended December 31, 2013 and 2012, respectively, (approximately $9,400 and $9,500, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month (approximately $780), which provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

During the year ended December 31, 2013 and 2012, we paid an aggregate of $148,596 and $150,572, respectively to Thomas Barr for services provided to us by Mr. Barr in all capacities.

During the year ended December 31, 2013 and 2012, we paid an aggregate of $96,505 and $97,788, respectively to David Miller for services provided to us by Mr. Miller in all capacities.

Note 5 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $37,314 and $77,265 for the years ended December 31, 2013 and 2012, respectively.

Employment agreements

As of December 31, 2013 neither the Company nor WL had any direct employees.

Bio-AMD has engaged two persons under service agreements identical in nature, and containing terms and conditions which are in the normal course of business.

Effective August 29, 2012 WL entered into a consultancy agreement (the “Consulting Agreement”) with Grabling Services Limited through which the services of Mike Blakey (the “Consultant”) are provided. Mr. Blakey manages the WL business on a day to day basis. Under the Consulting Agreement Mr. Blakey is paid £5,000 per calendar month (approximately US $7,800).

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

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $610,406 and $615,464 in consulting fees to these individuals for the years ended December 31, 2013 and 2012, respectively. The Company incurred $3,136,217 in fees to these individuals for the period from March 10, 2006 (date of inception) through December 31, 2013.

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

Note 6 - Stockholders’ Equity

Common stock:

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $0.001 per share.  As of December 31, 2013 and 2012 there were 44,525,966 shares of common stock issued and outstanding.

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

Preferred stock:

The Company is authorized to issue 10,000,000 shares of its preferred stock, with par value of $0.001 per share.  As of December 31, 2013 and 2012 there were no shares of preferred stock issued and outstanding.

Note 7 - Warrants

Effective October 22, 2009 we issued an aggregate of 10,100,000 warrants to members of our management and a key consultant, each exercisable, upon vesting, for the purchase of one share of our common stock for a period of seven years at an exercise price of $0.07 per share.  The warrants contain cashless exercise and piggyback registration provisions and are subject to adjustment in the event of stock splits, recapitalizations or reclassifications of our common stock.  5,200,000 of the warrants (the “Time Warrants”) vested as at December 31, 2012 as follows:

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

Transactions involving our stock warrants are summarized as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding at beginning of the period	5,200,000	$0.07	10,100,000	$0.07
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	(4,900,000)	(0.07)
Outstanding at end of the period	5,200,000	$0.07	5,200,000	$0.07
Exercisable at end of the period	5,200,000	$0.07	5,200,000	$0.07

The weighted average remaining life of the warrants is 2.8 years at December 31, 2013.

Note 8 - Income Taxes

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

For the years ended December 31, 2013 and 2012, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $6,289,000 and $5,662,000, respectively, which expire beginning in 2026. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended December 31, 2013 and 2012, the Company had available for UK income tax purposes net operating loss carryovers of approximately $3,212,000 and $2,845,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	December 31,
	2013		2012
Federal:
Current	$		$-
Deferred		322,000	287,000
		322,000	287,000

State and local:
Current			-
Deferred			-
			-

Change in valuation allowance		(322,000)	(287,000)

Income tax provision (benefit)		$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2013 and 2012 as follows:

	December 31,
	2013		2012
Statutory federal income tax rate	35.0%		35.0%
Statutory state and local income tax rate (0%), net of federal benefit	(0.0%	)	(0.0%	)
Foreign tax rate differentials	(2.6%	)	(2.9%	)
Nondeductible items	(0.0%	)	(0.0%	)
Change in valuation allowance	(32.4%	)	(32.1%	)
Effective tax rate	0.0%		0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
Deferred tax assets (liabilities):	2013	2012
Management fees	$(10,000)	$(10,000)
Stock based compensation	129,000	129,000
UK net operating loss carry forward	3,101,000	2,779,000
Less: valuation allowance	(3,220,000)	(2,898,000)
Net deferred tax asset	$-	$-

The Company has filed its tax returns through December 31, 2012.

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

Note 9 – Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2013 and 2012 consists of the following:

Year ended December 31, 2013:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	53	-	5,011	5,064
Other income	1,721	127,487	-	129,208
Segment loss	(174,819)	(192,495)	(626,980)	(994,294)
Segment assets	61,206	146,435	1,835,550	2,043,191
Expenditures for segment assets	-	413	-	413

Year ended December 31, 2012:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	35	-	6,774	6,809
Other income	165,109	57,883	-	222,992
Segment profit (loss)	(72,026)	(293,710)	(526,545)	(892,281)
Segment assets	50,198	339,857	2,641,630	3,031,685
Expenditures for segment assets	-	-	-	-

Note 10 - Subsequent Events

On January 24, 2014, the Company provided additional working capital by way of a cash injection via an intercompany loan amounting to  £150,000 (approximately $247,000) to Bio-AMD to further fund operations.