Form 10-Q
period 2014-03-31
Bio-AMD Inc.
filed 2014-05-12
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of May 8, 2014.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2014 and 2013 (unaudited) and for the period from March 10, 2006 (date of inception) to March 31, 2014 (unaudited)	5

Condensed Consolidated Statement of Equity for the period from March 10, 2006 (date of inception) through March 31, 2014 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 (unaudited) and for the period from March 10, 2006 (date of inception) to March 31, 2014 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,701,892	$1,921,895
Prepaid expenses	5,148	8,633
Value added tax and other receivables	12,632	23,776

Total Current Assets	1,719,672	1,954,304

Property and equipment, net	867	860

Security deposits and other assets	93,022	88,027

Total Assets	$1,813,561	$2,043,191

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$57,216	$24,551
Accrued expenses	33,753	8,232
Taxation and social security	19,271	7,217

Total Current Liabilities	110,240	40,000

Total Liabilities	110,240	40,000

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at March 31, 2014 and December 31, 2013	44,526	44,526
Additional Paid-in Capital	42,311,107	42,304,522
Accumulated other comprehensive income - foreign currency translation adjustment	169,160	152,530
Deficit accumulated during development stage	(39,791,318)	(39,510,727)
Total Bio-AMD, Inc. Stockholders' Equity	2,733,475	2,990,851
Non-controlling interest	(1,030,154)	(987,660)
Total Equity	1,703,321	2,003,191

Total Liabilities and Equity	$1,813,561	$2,043,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			For the Period
			from March 10, 2006
	For the three months		(date of inception) through
	ended March 31,		March 31,
	2014	2013	2014

Revenue	$-	$-	$-

Operating expenses:
Mining exploration costs	-	-	24,726
Selling, general and administrative charges	317,334	318,272	13,200,144
Impairment loss - mineral claims	-	-	10,000

Total operating expense	317,334	318,272	13,234,870

Operating loss	(317,334)	(318,272)	(13,234,870)

Other income:
Grant income	-	70,888	409,756
Interest and other income	1,561	1,790	2,651,028

Loss from continuing operations, before provision for income taxes	(315,773)	(245,594)	(10,174,086)

Provision for income tax	-	-	-

Loss from continuing operations	(315,773)	(245,594)	(10,174,086)

Income (loss) on discontinued operations, net of tax	-	-	(30,541,871)

Net loss	(315,773)	(245,594)	(40,715,957)

Net loss attributable to the non-controlling interest	(35,182)	(5,190)	(924,639)
Subsidiary preferred dividend attributable to the non-controlling interest	(6,585)	(6,011)	(118,619)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(274,006)	$(234,393)	$(39,672,699)

Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.17)
Loss per common share from continuing operations attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.17)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - basic	$-	$-	$(0.57)
Loss per common share from discontinued operations attributable to Bio-AMD, Inc. common shareholders - diluted	$-	$-	$(0.57)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.73)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.73)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	54,043,431

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966	54,043,431

Comprehensive Loss:
Net loss	$(315,773)	$(245,594)	$(40,715,957)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	15,903	(168,016)	181,814
Total other comprehensive loss, net of tax	(299,870)	(413,610)	(40,534,143)
Comprehensive loss attributable to the non-controlling interest	35,908	7,635	911,985
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(263,962)	$(405,975)	$(39,622,158)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD FROM MARCH 10, 2006 (DATE OF INCEPTION) THROUGH MARCH 31, 2014
(Unaudited)

				Deficit	Accumulated
				Accumulated	Other
	Common Stock		Additional	During	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Development Stage	Income/(Loss)	Interest	Equity
Shares issued to founders at $0.001 per share, March 10, 2006	60,000,000	$60,000	$(50,000)	$-	$-	$-	$10,000

Fair value of shares issued in lieu of payment for service on December 18, 2006	412,038	412	47,659	-	-	-	48,071

Shares issued at $0.1167 per share in private placement on December 29, 2006	14,142,846	14,143	1,620,857	-	-	-	1,635,000

Net Loss				(1,381,198)	-	-	(1,381,198)
Balance at December 31, 2006	74,554,884	74,555	1,618,516	(1,381,198)	-	-	311,873

Shares of common stock retired on May 11, 2007	(51,685,723)	(51,686)	51,686	-	-	-	-

Fair value of compensatory element of insider stock not retired in May 2007	-	-	307,978	-	-	-	307,978

Fair value of shares issued in lieu of payment for services at $0.90 per share on May 22, 2007	137,344	137	123,382	-	-	-	123,519

Fair value of shares acquired at below market value on May 25, 2007	-	-	178,300	-	-	-	178,300

Shares of common stock issued at $0.90 per share in private placement on May 29, 2007	16,582,621	16,583	13,375,296	-	-	-	13,391,879

Fair value of shares issued on acquisition of Bio-AMD Ltd on May 29, 2007	24,854,477	24,854	22,344,175	-	-	-	22,369,029

Shares of common stock issued at $0.90 per share in private placement on July 29, 2007	4,871,838	4,872	3,935,317	-	-	-	3,940,189

Reserve held for shares to be issued for compensation on December 31, 2007	-	-	34,125	-	-	-	34,125

Comprehensive income	-	-	-	-	43,960	-	43,960

Net Loss	-	-	-	(23,911,383)	-	-	(23,911,383)
Balance at December 31, 2007	69,315,441	69,315	41,968,775	(25,292,581)	43,960	-	16,789,469

Common stock issued for compensation on May 13, 2008	65,000	65	24,310	-	-	-	24,375

Comprehensive loss	-	-	-	-	(4,130,487)	-	(4,130,487)

Net loss	-	-	-	(4,163,437)	-	-	(4,163,437)
Balance at December 31, 2008	69,380,441	69,380	41,993,085	(29,456,018)	(4,086,527)	-	8,519,920

Shares of common stock bought back on June 5, 2009	(16,989,136)	(16,989)	(114,036)	-	-	-	(131,025)

Shares of common stock bought back on October 9, 2009	(7,865,341)	(7,865)	(55,058)	-	-	-	(62,923)

Stock based compensation	-	-	163,550	-	-	-	163,550

Comprehensive income	-	-	-	-	4,742,968	512	4,743,480

Net loss	-	-	-	(6,567,441)	-	(209,004)	(6,776,445)
Balance at December 31, 2009	44,525,964	44,526	41,987,541	(36,023,459)	656,441	(208,492)	6,456,557

Rounding Difference	2	-	-	-	-	-	-

Sale of common stock by subsidiary	-	-	-	-	-	451	451

Stock based compensation	-	-	341,975	-	-	-	341,975

Comprehensive Loss	-	-	-	-	(136,990)	4,095	(132,895)

Subsidiary preferred dividend	-	-	24,753	-	-	(24,753)	-

Net Loss	-	-	-	(2,342,149)	-	(237,647)	(2,579,796)
Balance at December 31, 2010	44,525,966	44,526	42,354,269	(38,365,608)	519,451	(466,346)	4,086,292

Stock based compensation	-	-	84,545	-	-	-	84,545

Comprehensive income	-	-	-	-	(529,361)	7,804	(521,557)

Subsidiary preferred dividend	-	-	32,815	-	-	(32,815)	-

Net Income	-	-	-	558,032	-	(259,382)	298,650
Balance at December 31, 2011	44,525,966	44,526	42,471,629	(37,807,576)	(9,910)	(750,739)	3,947,930

Stock based compensation	-	-	(221,573)	-	-	-	(221,573)

Comprehensive income	-	-	-	-	152,991	3,997	156,988

Subsidiary preferred dividend	-	-	28,003	-	-	(28,003)	-

Net Income	-	-	-	(780,412)	-	(111,869)	(892,281)
Balance at December 31, 2012	44,525,966	44,526	42,278,059	(38,587,988)	143,081	(886,614)	2,991,064

Comprehensive loss					9,449	(3,028)	6,421

Subsidiary preferred dividend			26,463			(26,463)

Net loss				(922,739)		(71,555)	(994,294)
Balance at December 31, 2013	44,525,966	44,526	42,304,522	(39,510,727)	152,530	(987,660)	2,003,191

Comprehensive loss	-	-	-	-	16,630	(727)	15,903

Subsidiary preferred dividend	-	-	6,585	-	-	(6,585)	-

Net loss	-	-	-	(280,591)	-	(35,182)	(315,773)
Balance at March 31, 2014	44,525,966	$44,526	$42,311,107	$(39,791,318)	$169,160	$(1,030,154)	$1,703,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 10, 2006
			(date of inception) through
	For the three months ended March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(315,773)	$(245,594)	$(40,715,957)
Loss from discontinued operations	-	-	(30,541,871)
Loss from continuing operations	(315,773)	(245,594)	(10,174,086)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	10,045
Impairment loss - mineral claims	-	-	10,000
Impairment loss - other assets	-	-	42,055
Shares of common stock issued or acquired in lieu of payment for services	-	-	716,369
Stock based compensation	-	-	368,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,503	(3,440)	(30,881)
Sales tax and other receivable	41,553	(4,475)	(15,423)
Security deposit and other assets	(4,178)	(4,843)	(121,801)
Accounts payable	27,469	(8,020)	118,531
Accrued expenses	-	-	126,105
Taxation and social security payable	11,922	(6,817)	58,258
Total Adjustments	80,269	(27,595)	1,281,755

Net cash used in operating activities of continuing operations	(235,504)	(273,189)	(8,892,331)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(21,085)
Purchase of mineral claim	-	-	(10,000)
Net cash used in investing activities of continuing operations	-	-	(31,085)

Cash flows from financing activities:
Repurchase of common stock	-	-	(193,948)
Proceeds from sale of noncontrolling interest	-	-	451
Proceeds from sale of shares of common stock in private placements, net of issuance costs	-	-	18,977,068
Net cash provided by financing activities of continuing operations	-	-	18,783,571

Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	-	-	(7,827,131)
Cash used in investing activities of discontinued operations	-	-	(1,062,015)
Cash provided by (used in) financing activities of discontinued operations	-	-	-
Effects of exchange rate changes on cash from discontinued operations	-	-	-
Net cash used in discontinued operations	-	-	(8,889,146)

Effects of exchange rate changes on cash from continuing operations	15,501	(164,819)	730,883

Net (decrease) increase in cash and cash equivalents	(220,003)	(438,008)	1,701,892

Cash and cash equivalents, beginning of period	1,921,895	2,936,307	-

Cash and cash equivalents, end of period	$1,701,892	$2,498,299	$1,701,892

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Continuing Operations:
Shares of common stock issued or acquired in lieu of payment for services	$-	$-	$716,369
Total non-cash investing and financing activities from continuing operations	$-	$-	$716,369

Discontinued Operations:
Transaction costs in connection with asset acquisition	$-	$-	$22,897,759
Office equipment acquired on credit / accounts payable	$-	$-	$1,760
Asset-prepaid expense acquired in connection with FFE Ltd.	$-	$-	$449
Liabilities-accounts payable assumed in connection with FFE Ltd.	$-	$-	$4,516
Liabilities-accrued expenses assumed in connection with FFE Ltd.	$-	$-	$50,464
Total non-cash investing and financing activities from discontinued operations	$-	$-	$22,954,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2014

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2014 and the results of operations and cash flows for the three month periods ended March 31, 2014 and 2013 and for the period from March 10, 2006 (date of inception) through March 31, 2014. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K filed with the SEC on March 28, 2014.

The condensed consolidated financial statements as of December 31, 2013 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Nature of Operations

Bio-AMD, Inc. (“Bio-AMD” the “Company”, “we”, “us”, “our”) (formerly known as Flex Fuels Energy, Inc. and Malibu Minerals, Inc.) was incorporated in the State of Nevada on March 10, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves.

On April 15, 2011, we entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which we merged with our newly formed, wholly owned subsidiary, Bio-AMD, Inc., a Nevada corporation ("Merger Sub" and such merger transaction, the "Merger"). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Bio-AMD, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name to Bio-AMD, Inc. to better reflect our core business area. Upon the filing of Articles of Merger (the "Articles of Merger") with the Secretary of State of Nevada on April 15, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.  We are quoted on OTC Markets and the OTC Bulletin Board under the symbol “BIAD”.

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

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business, as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involving the establishment of an oil seed crushing plant at Cardiff, Wales by our wholly owned subsidiary, FFE Ltd, was compromised by constant delays, sub-optional design and substantial legal costs.  We were unable to raise the approximately $123,000,000 needed for maximum project efficiency, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd., which we have done on an orderly basis. The historical operations and costs of FFE Ltd for the period from March 10, 2006 (date of inception) through March 31, 2014 are classified as discontinued operations in the accompanying consolidated financial statements.

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

On July 23, 2010 we entered into a Subscription Agreement with WL and the founders of WL under which we purchased 500,000 preference shares of WL (the “Preference Shares”) at a price of one British Pound per share (approximately $750,000).   The Preference Shares earn in priority to any other class of stock of WL, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WL stock in the event of a sale, liquidation or listing of WL. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WL, other liabilities of WL and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WL.

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

In January 2013, the Company provided a further £120,000 (approximately $182,000) cash injection into WL to fund its anticipated operations for at least a further 12 months based on the prospective pipeline of opportunities that have been generated during the year ended December 31, 2012.

As at March 31, 2014, there were no commercial agreements in place, and no revenues had been generated by WL.

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies, which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading certain third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” pregnancy testing market, 2) a blood coagulation device and 3) early stage development work into a POC immunoassay detection system based on magnetic nanoparticle manipulation.  In addition, Bio-AMD Holdings has worked on the development of various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.

In January 2014, the Company provided additional working capital by way of a cash injection via an intercompany loan amounting to £150,000 (approximately $250,000) to Bio-AMD to further fund operations.

As at March 31, 2014, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity and has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses for the period from March 10, 2006 (date of inception) through March 31, 2014.  Additionally, the Company has negative cash flows from continuing operations since its date of inception of $8,892,331 and has an accumulated deficit of $39,791,318 at March 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development stage entity

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has not generated any revenues to date, has incurred significant expenses and has sustained recurring losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from March 10, 2006 (date of inception) through March 31, 2014, the Company has accumulated deficit of $39,791,318 (of which $30,541,871 has been incurred by discontinued operations).

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a formally wholly owned subsidiary including the FFE Ltd. Subsidiaries (which consisted of four inactive and now dissolved companies), WOCU Limited (a 99.81% owned subsidiary as of March 31, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2014). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd was formally dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at March 31, 2014 and December 31, 2013 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Foreign currency translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pound) as the functional currency. All assets and liabilities are translated into U.S. Dollars at the balance sheet date, equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

The relevant translation rates are as follows: For the quarter ended March 31, 2013 closing rate at 1.5189 US$:GBP, average rate at 1.5533 US$:GBP and for the quarter ended March 31, 2014 closing rate at 1.6637 US$:GBP, average rate at 1.6548 US$:GBP.

Recently Issued Accounting Standards

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended March 31, 2014 and 2013, we paid an aggregate of $47,650 and $44,735, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £3,750 and £1,500 during the three month periods ended March 31, 2014 and 2013, respectively, ($6,204 and $2,330, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month for Bio-AMD Inc. (approximately $830) and £750 per month for Bio-AMD Holdings (approximately $1,240). Each payment provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

During the three month periods ended March 31, 2014 and 2013, we paid an aggregate of $39,291 and $36,888, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.

During the three month periods ended March 31, 2014 and 2013, we paid an aggregate of $25,517 and $23,957, respectively, to David Miller, our President and Secretary, for services provided to us by Mr. Miller in all capacities.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $12,747 and $10,000 for the three month periods ended March 31, 2014 and 2013, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $148,389 and $155,521 in consulting fees to these individuals for the three month periods ended March 31, 2014 and 2013, respectively. The Company incurred $3,284,606 in fees to these individuals for the period from March 10, 2006 (date of inception) through March 31, 2014.

Litigation

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our Company or has a material interest adverse to us.

Note 5 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of March 31, 2014, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of March 31, 2014. Segment information for the three months ended March 31, 2014 and 2013 consists of the following:

Three months ended March 31, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	1,064	1,064
Other income	497	-	-	497
Segment net income (loss)	(29,321)	(94,935)	(191,517)	(315,773)
Segment total assets	24,471	349,249	1,439,841	1,813,561
Expenditures for segment assets	-	-	-	-

Three months ended March 31, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	2	-	1,322	1,324
Other income	466	70,888	-	71,354
Segment net income (loss)	(43,312)	(13,803)	(188,479)	(245,594)
Segment total assets	183,120	297,020	2,133,524	2,613,664
Expenditures for segment assets	-	-	-	-

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which business we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately $1,287,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD currently has eight patent applications pending covering its three technology platforms. In January 2014, the Company provided additional working capital by way of a cash injection via an intercompany loan amounting to £150,000 (approximately $250,000) to Bio-AMD to further fund operations.

On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” which was originally acquired on March 27, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. The claims were sold for gross proceeds of 20,000 Canadian Dollars (approximately $20,000 at the time of payment), subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately $3,025 at the time of payment).

Business Overview

During the quarter ended March 31, 2014, we were engaged in the following sectors:

•	developing our POC medical diagnostic business; and

•	developing our currency risk mitigation business.

Operations - Bio-Alternative Medical Devices

The trend toward greater POC testing is driven by the faster diagnostic benefits it provides.  Other reasons have also emerged for the high demand of POC testing, including clinical staff shortages, an ageing population, long-term healthcare cost savings and rural locations without conventional laboratory services.  We believe that Bio-AMD is an innovator in the field of diagnostic technology development, with the attributes of its technology platform fitting well with these key trends.

Bio-AMD currently has eight patent applications pending covering its three technology platforms listed below.

•
A disposable micro-fluidic test strip which has been adapted to measure prothrombin time (PT)/INR through a POC blood coagulation monitoring device (“COAG”) enabling patient based, anticoagulant drug therapy monitoring;

•
A Digital Strip Reader (“DSR”) able to read a wide variety of lateral flow based immunoassay diagnostic test strips already in the POC market including, but not limited to, cardiac markers, infectious diseases, drugs of abuse and female wellbeing (pregnancy/ovulation testing) to provide semi-quantitative results; and

•
A disposable test strip combining micro-fluidics and ‘lab-on-chip’ technology providing fully quantitative measurement into a highly sensitive and accurate immunoassay platform that detects nanoparticles through magnetic manipulation using a novel magnetic and optical double detection technique – Magnetic Immunoassay Detection System (“MIDS”).

COAG

Bio-AMD’s micro-fluidic strip technology has been adapted for use in a POC hand-held device to detect prothrombin time (“PT”)/International Normalized Ratio (“INR”), or the coagulation of blood. In 2013, the POC coagulation market for PT/INR measurement was estimated to be worth approximately US$ 870 million globally and projected to grow to an estimated US$ 1.1 billion by 2017.  Market growth is driven by the rising number of patients using anti-coagulation therapy, improved re-imbursement levels from health authorities following growing clinical evidence supporting the use of such testing, and strong patient demand for patient self-testing. The market is dominated by a small number of major players including Alere, Roche, Siemens and Philips who have either developed products internally or have acquired exclusive rights to license appropriate technologies from smaller companies.  Patients with cardiac problems are often on life-long oral anticoagulation therapy, for example Warfarin. Frequent testing and careful monitoring of the PT/INR or blood coagulation, to regulate the doses of anticoagulation therapy, is a necessity.  A patient taking too much anticoagulant is at risk of serious bleeding events and if too little is taken they may be at risk of thrombosis.   Products currently in the market are often cited as being expensive and complicated to use.

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

We have been in advanced and active discussions with a potential partner that fits well with our required profile since mid-2013. We anticipate entering into an agreement to undertake a detailed feasibility study allowing that potential partner to further assess our technology utilizing the newly designed multi-chamber strip to test using immunoassays requiring multiple reagents such as APTT.  No formal agreement has yet been entered into, and there can be no assurance that a formal agreement will materialize and be concluded.

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

Bio-AMD has created designs for both single and multi-test versions of the DSR hand-held reader device, and laboratory based bench tests have been performed by us in our premises using third party lateral flow strips.  The DSR device is designed to be fully disposable and can be powered by solar power cells, although traditional battery power sources can also be used.  Our multi-test device utilizes a replaceable cap system in which a new test strip is fitted, thereby enabling the hand-held reader to be used multiple times for the same test.  By way of example, existing over the counter (“OTC”) home fertility testing packs normally contain up to 20 separate identical tests; for this fertility application our device would require just one reader device with 20 caps, each cap containing the test strip, thereby reducing the number of component parts and manufacturing cost. Our own internal testing using a soft mould prototype of the device suggests that the design is sufficiently robust enough to be used numerous times in professional settings, such as clinician offices and laboratories.

We have determined that initially the DSR should be applied into the well-established OTC female wellbeing market including digital home pregnancy and fertility testing.  The market was estimated to be worth approximately US$1.5 billion globally in 2012. The market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response.  Pregnancy test kits (“PTK”) are sold as single or multiple tests, and are a mix of both digital and analogue results, the former being a “pregnant’ or “not pregnant” result shown clearly on an LCD display, the latter being the appearance of line if the test result is positive (an optical read out). More recently, digital PTK’s have evolved to include a conception point indicator to show the consumer approximately how many weeks pregnant they are. For providers of these tests, manufacturing costs and new features are key drivers to increasing margins on products and maintaining market share.

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

During the course of 2013 we undertook two extensive testing studies for a suitable third party. Due to the confidential nature of the work and the commercial sensitivities related to the third party we will refer to them throughout as “A Inc.”.  The studies have enabled A Inc., to assess our technology for use in an OTC, disposable digital PTK.  The testing involved the creation of a disposable handheld device incorporating our technology to read lateral flow analogue test strips supplied by A Inc., under strict protocols with testing undertaken both by us and A Inc.  As at the date of filing this Quarterly Report, discussions with A Inc., are still ongoing and there can be no assurance of a successful conclusion or that a formal agreement will be ever be executed.

MIDS

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

To date some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations in-part funded by the UK Government.  This work has centered on the feasibility of our design and has proved successful.  In April 2011 we made our initial patent application for the technology and in October 2012 we entered into the national phase stage making applications in Europe, US, India and China.  We plan to undertake a more detailed feasibility study during the remainder of 2014 the objective of which is to have a prototype strip design and initial positive test results.

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

Bio-AMD expects that its revenue model will include revenue sharing or royalty payments, licensing sales, and milestone awards from development partners, dependent on the terms of the commercial agreement entered into.  Our plan for the fiscal year ending 2014 is to continue in our attempts to secure commercial agreements for the DSR and COAG technologies.  This will significantly enhance our public exposure, help to validate the commerciality of our technology platforms and generate revenues from licensing sales and/or royalties.

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

As at March 31, 2014 there were no commercial agreements in place, and no revenues had been generated by Bio-AMD.

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

Results of Operations

Losses from Continuing Operations

We incurred losses from continuing operations of $315,773 for the three month period ended March 31, 2014 compared to losses from continuing operations of $245,594 for the three month period ended March 31, 2013.

The main components of the recorded operating loss from continuing operations during the three month period ended March 31, 2014 compared to losses from continuing operations during the three month period ended March 31, 2013 and for the period from March 10, 2006 (date of inception) through March 31, 2014 were as follows:

		Three months ended March 31,		For the Period from March 10, 2006 (date of inception) through March 31,
	Note	2014	2013	2014
Consulting expenses	1	$148,389	$155,521	$3,284,606
Payroll and administrative expenses	2	$56,485	$53,030	$2,679,004
Legal Fees	3	$1,146	$12,565	$4,127,567
Professional Fees	4	$70,156	$43,127	$1,399,704
Rent, office related, telecoms and miscellaneous	5	$26,049	$25,573	$801,449

(1)           Consulting expenses reduced by $7,132 to $148,389 for the three month period ended March 31, 2014, compared to $155,521 for the three month period ended March 31, 2013. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The decrease was primarily due to a reduction in consultancy fees paid to a director of WOCU Ltd.

(2)           Payroll and administrative expenses increased by $3,455 from $53,030 for the three month period ended March 31, 2013 to $56,485 for the three month period ended March 31, 2014. The increase was primarily due to exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a quarterly basis.

(3)           Legal fees reduced by $11,419 from $12,565 for the three month period ended March 31, 2013 to $1,146 for the three month period ended March 31, 2014. The reduction was primarily due to an ongoing cost saving initiative in this area.

(4)           Professional fees, comprised primarily of audit and financial compliance related costs, increased by $27,029 from $43,127 for the three month period ended March 31, 2013 to $70,156 for the three month period ended March 31, 2014. The increase was primarily due to timing of invoices at the beginning and end of the financial years.

(5)           Rent, Office related, Telecoms and Travel expense was $26,049 for the three month period ended March 31, 2014 compared to $25,573 for the three month period ended March 31, 2013. The increase of $476 for the three month period ended March 2014 can be mainly attributed to a change in premises utilized by BioAMD.

We incurred a loss from continuing operations of $10,174,086 for the period from March 10, 2006 (date of inception) through March 31, 2014.

 Gain/Losses from Discontinued Operations

There were no accounting transactions within discontinued operations for either of the three month periods ended March 31, 2014 or 2013.

There was no change in gain/loss from discontinued operations for the three month period ended March 31, 2014 primarily due to the discontinued operations having been dissolved during the year ended December 31, 2011. This will have no further impact on the financial statements of Bio-AMD, Inc.

We incurred a loss from discontinued operations of $30,541,871 or $0.57 per share, for the period from March 10, 2006 (date of inception) through March 31, 2014 primarily due to the loss on disposal/ abandonment of FFE Ltd., as discontinued operations, which amounted to $27,355,428 (which comprised of loss on disposal/abandonment of a) assets of $565,714, b) transaction costs incurred in connection with acquisition of FFE Ltd. of $22,897,587, c) an impairment loss on capitalized plant under construction of $458,730 and d) removal of the accumulated foreign currency translation adjustment of $3,433,397 related to FFE Ltd. as a result of the discontinuance and the final winding down or liquidation of investment in FFE Ltd.).

Revenues

We have not generated any revenues from operations for the period from March 10, 2006 (date of inception) through March 31, 2014.

Other Income

We recorded other income during the three month period ended March 31, 2014 of $1,561 as compared to $72,678 for the three month period ended March 31, 2013.  During the three month period ended March 31, 2013, a UK tax credit rebate was granted to our subsidiary BioAMD Ltd amounting to £45,637 (approximately $71,000) in consideration for a retrospective application for the partial surrender of operating tax losses in the financial year ended December 31, 2011. The balance relates to interest income of approximately $1,700.  We intend to make further similar applications for subsequent tax years to maximize cash flow into BioAMD Ltd. The value recorded for the three month period ended March 31, 2014 relates solely to interest income.

Net Losses

We incurred a net loss in the amount of $315,773 or $0.01 per share for the three month period ended March 31, 2014, as compared to a net loss of $245,594 or $0.01 per share for the three month period ended March 31, 2013, for the reasons discussed above. We incurred a net loss in the amount of $40,715,957 or $0.17 per share from March 10, 2006 (date of inception) through March 31, 2014.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At March 31, 2014, we had cash and cash equivalents of $1,701,892; other current assets of $17,780 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $110,240, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs as we are a development stage company.

Continuing Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $235,504 for the three months ended March 31, 2014, as compared to $273,189 for the three months ended March 31, 2013. The decrease is primarily attributable to our net loss from continuing operations of $315,773 and the net change in the balances of operating assets and liabilities in the aggregate amount of $80,269. During the period from March 10, 2006 (date of inception) through March 31, 2014, we used net cash in operating activities of continuing operations of $8,892,331, which was primarily attributable to our net loss from continuing operations of $10,174,086, net with depreciation of $10,045, impairment loss of $52,055, common shares issued or acquired in lieu of payments for services and stock based compensation of $1,084,866, and the net change in the balances of operating assets and liabilities in the aggregate amount of $134,789.

Net Cash Used in Investing Activities

We did not use net cash for investing activities during either of the three month periods ended March 31, 2014 or 2013.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the three month periods ended March 31, 2014 and 2013.  During the period from March 10, 2006 (date of inception) through March 31, 2014, we received net cash provided by financing activities of continuing operations of $18,783,571 ($18,977,068 received from private placements and net of $131,025 and $62,923 used to repurchase our common stock from certain shareholders in September 2009 and October 2009, respectively; and $451 in proceeds from the sale of non-controlling interest during the third quarter of 2010).

Discontinued Operations:

We have reclassified FFE Ltd. as discontinued operations for all periods presented in the accompanying unaudited condensed consolidated financial statements and throughout this quarterly report to provide readers the information necessary to an understanding of our consolidated financial condition, changes in financial condition and results of operations.  Accordingly, we have reclassified the cash flows from discontinued operations for cash provided by (used in) operating, investing and financing activities of discontinued operations.  We used net cash in discontinued operations of $8,889,146 during the period from March 10, 2006 (date of inception) through March 31, 2014.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from continuing operations since its date of inception of $8,892,331 and has an accumulated deficit of $39,791,318 at March 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of March 31, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2014). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at March 31, 2014) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s wholly-owned subsidiary, FFE Ltd, of its 99.81% owned subsidiary, WOCU Limited and of its 63% owned subsidiary, Bio AMD Holdings Limited, are maintained using the local currency (Great British Pound) as the functional currency. All assets and liabilities are translated into US Dollars at balance sheet date, equity is translated at historical rate and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the quarter ended March 31, 2013 closing rate at 1.5189 US$:GBP, average rate at 1.5533 US$:GBP and for the quarter ended March 31, 2014 closing rate at 1.6637 US$:GBP, average rate at 1.6548 US$:GBP.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at March 31, 2014 and 2013 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of equity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2014 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2014.

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

BIO-AMD, INC.

May 12, 2014                                                                                 By: /s/ Thomas Barr
      Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

May 12, 2014                                                                                 By: /s/ Robert Galvin
      Robert Galvin, Chief Financial Officer