Form 10-Q
period 2014-06-30
Bio-AMD Inc.
filed 2014-08-13
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of August 8, 2014.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,394,664	$1,921,895
Prepaid expenses	11,002	8,633
Value added tax and other receivables	15,853	23,776

Total Current Assets	1,421,519	1,954,304

Property and equipment, net	888	860

Security deposits and other assets	98,634	88,027

Total Assets	$1,521,041	$2,043,191

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$22,599	$24,551
Accrued expenses	337	8,232
Taxation and social security	2,544	7,217

Total Current Liabilities	25,480	40,000

Total Liabilities	25,480	40,000

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at June 30, 2014 and December 31, 2013	44,526	44,526
Additional Paid-in Capital	42,318,075	42,304,522
Accumulated other comprehensive income - foreign currency translation adjustment	206,319	152,530
Accumulated deficit	(40,006,490)	(39,510,727)
Total Bio-AMD, Inc. Stockholders' Equity	2,562,430	2,990,851
Non-controlling interest	(1,066,869)	(987,660)
Total Equity	1,495,561	2,003,191

Total Liabilities and Equity	$1,521,041	$2,043,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months		For the Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative charges	243,941	272,086	561,275	590,358

Total operating expense	243,941	272,086	561,275	590,358

Operating loss	(243,941)	(272,086)	(561,275)	(590,358)

Other income:
Grant income	-	(406)	-	70,482
Interest and other income	1,496	1,571	3,057	3,361

Loss from operations, before provision for income taxes	(242,445)	(270,921)	(558,218)	(516,515)

Provision for income tax	-	-	-	-

Net loss	(242,445)	(270,921)	(558,218)	(516,515)

Net loss attributable to the non-controlling interest	(27,273)	(22,166)	(62,455)	(27,356)
Subsidiary preferred dividend attributable to the non-controlling interest	(6,968)	(6,093)	(13,553)	(12,104)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(208,204)	$(242,662)	$(482,210)	$(477,055)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	44,525,966	44,525,966

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966	44,525,966	44,525,966

Comprehensive Loss:
Net loss	$(242,445)	$(270,921)	$(558,218)	$(516,515)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	34,685	4,676	50,588	(163,340)
Total other comprehensive loss, net of tax	(207,760)	(266,245)	(507,630)	(679,855)
Comprehensive loss attributable to the non-controlling interest	29,748	21,814	65,656	29,449
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(178,012)	$(244,431)	$(441,974)	$(650,406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2014
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2013	44,525,966	$44,526	$42,304,522	$(39,510,727)	$152,530	$(987,660)	$2,003,191

Comprehensive loss	-	-	-	-	53,789	(3,201)	50,588

Subsidiary preferred dividend	-	-	13,553	-	-	(13,553)	-

Net loss	-	-	-	(495,763)	-	(62,455)	(558,218)
Balance at June 30, 2014	44,525,966	$44,526	$42,318,075	$(40,006,490)	$206,319	$(1,066,869)	$1,495,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(558,218)	$(516,515)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,201)	14,157
Sales tax and other receivable	38,987	(29,645)
Security deposit and other assets	(7,571)	(19,537)
Accounts payable	(41,107)	4,939
Taxation and social security payable	(4,811)	10,811
Total Adjustments	(16,703)	(19,275)

Net cash used in operating activities	(574,921)	(535,790)

Cash flows from investing activities:
Purchase of property and equipment	-	(409)
Net cash used in investing activities	-	(409)

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	47,690	(160,385)

Net decrease in cash and cash equivalents	(527,231)	(696,584)

Cash and cash equivalents, beginning of period	1,921,895	2,936,307

Cash and cash equivalents, end of period	$1,394,664	$2,239,723

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2014

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of June 30, 2014 and the results of operations and cash flows for the three and six month periods ended June 30, 2014 and 2013.The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014.

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

From our inception through the date of these consolidated financial statements, we have not generated any revenues and have incurred significant expenses. The Company intends to fund its development of the currency risk technology, diagnostic technology and on-going operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. Consequently, our operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise.

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

Since January 2013, the Company has provided further advances totaling £170,000 (approximately $290,000) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

As at June 30, 2014, there were no commercial agreements in place, and no revenues had been generated by WL.

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies, which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading certain third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” pregnancy testing market, 2) a blood coagulation device and 3) early stage development work into a POC immunoassay detection system based on magnetic nanoparticle manipulation.  In addition, Bio-AMD Holdings is working to develop various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.

In January 2014, the Company provided additional working capital by way of a cash injection via an intercompany loan amounting to £150,000 (approximately $255,000) to Bio-AMD to further fund operations.

As at June 30, 2014, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through June 30, 2014.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $40,006,490 at June 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a formally wholly owned subsidiary including the FFE Ltd. Subsidiaries (which consisted of four inactive and now dissolved companies), WOCU Limited (a 99.81% owned subsidiary as of June 30, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of June 30, 2014). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd was formally dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at June 30, 2014 and December 31, 2013 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the six month period ended June 30, 2013 closing rate at 1.5208 US$:GBP, average rate at 1.5444 US$:GBP and for the six month period ended June 30, 2014 closing rate at 1.7028 US$:GBP, average rate at 1.6687 US$:GBP.

Recently Issued Accounting Standards

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal period ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended June 30, 2014 and 2013, we paid an aggregate of $47,996 and $44,222, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the six month periods ended June 30, 2014 and 2013 we paid an aggregate of $95,803 and $88,957, respectively, to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £7,500 and £3,000 during the six month periods ended June 30, 2014 and 2013, respectively (approximately $12,500 and $4,600, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month for Bio-AMD Inc. (approximately $830) and £750 per month for Bio-AMD Holdings (approximately $1,250). Each payment provides only partial reimbursement of the lease and other direct occupancy costs incurred by the ARM Partnership.

During the three month periods ended June 30, 2014 and 2013, we paid an aggregate of $39,966 and $36,465, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities. During the six month periods ended June 30, 2014 and 2013 we paid an aggregate of $79,257 and $73,353, respectively, to Mr. Barr.

During the three month periods ended June 30, 2014 and 2013, we paid an aggregate of $25,956 and $23,682, respectively, to David Miller, our President, for services provided to us by Mr. Miller in all capacities. During the six month periods ended June 30, 2014 and 2013 we paid an aggregate of $51,473 and $47,639, respectively, to Mr. Miller.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $11,544 and $9,320 for the three month periods ended June 30, 2014 and 2013, respectively. Rent expense was $24,292 and $19,320 for the six month periods ended June 30, 2014 and 2013, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $157,002 and $148,483 in consulting fees to these individuals for the three month periods ended June 30, 2014 and 2013, respectively and $305,391 and $304,004 for the six month periods ended June 30, 2014 and 2013, respectively.

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

Note 5 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of June 30, 2014, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of June 30, 2014. Segment information for the three and six months ended June 30, 2014 and 2013 consists of the following:

Three months ended June 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	1	-	990	991
Other income	505	-	-	505
Segment net loss	(33,687)	(73,538)	(135,220)	(242,445)
Segment total assets	75,981	221,947	1,223,113	1,521,041
Expenditures for segment assets	-	-	-	-

Three months ended June 30, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	28	-	1,237	1,265
Other income	306	(406)	-	(100)
Segment net loss	(43,734)	(59,686)	(167,501)	(270,921)
Segment total assets	137,854	267,926	1,959,256	2,365,036
Expenditures for segment assets	-	409	-	409

Six months ended June 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	1	-	2,054	2,055
Other income	1,002	-	-	1,002
Segment net loss	(63,008)	(168,473)	(326,737)	(558,218)
Segment total assets	75,981	221,947	1,223,113	1,521,041
Expenditures for segment assets	-	-	-	-

Six months ended June 30, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	30	-	2,559	2,589
Other income	772	70,482	-	71,254
Segment net loss	(87,046)	(73,489)	(355,980)	(516,515)
Segment total assets	137,854	267,926	1,959,256	2,365,036
Expenditures for segment assets	-	409	-	409

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

Overview

We were incorporated in the State of Nevada under the name Malibu Minerals, Inc. on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. On July 6, 2007 we changed our name to Flex Fuels Energy, Inc. through a merger effected for that sole purpose. On April 15, 2011 we changed our name to Bio-AMD, Inc. through a merger effected for that sole purpose. During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd. was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing OSR products. Effective September 5, 2009, we determined to abandon FFE Ltd.’s proposed OSR business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was formally dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

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

During the quarter ended June 30, 2014, we were engaged in the following sectors:

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

COAG

Bio-AMD’s micro-fluidic strip technology has been adapted for use in a POC hand-held device to detect prothrombin time (“PT”)/International Normalized Ratio (“INR”), or the speed of blood coagulation. In 2013, the POC coagulation market for PT/INR measurement was estimated to be worth approximately US$ 870 million globally and projected to grow to an estimated US$ 1.1 billion by 2017.  Market growth is driven by the rising number of patients using anti-coagulation therapy, improved re-imbursement levels from health authorities following growing clinical evidence supporting the use of such testing and strong patient demand for patient self-testing. The market is dominated by a small number of major players including Alere, Roche, Siemens and Philips who have either developed products internally or have acquired exclusive rights to license appropriate technologies from smaller companies.  Patients with cardiac problems are often on life-long oral anticoagulation therapy, for example Warfarin. Frequent testing and careful monitoring of the PT/INR or blood coagulation, to regulate the doses of anticoagulation therapy, is a necessity.  A patient taking too much anticoagulant is at risk of serious bleeding events and if too little is taken they may be at risk of thrombosis.   PT/INR measurement products currently in the market are often cited as being expensive and complicated to use.

Bio-AMD has established a design that allows for low cost manufacture of the disposable strip whilst ensuring scalability and repeatability.  We have performed initial in-house bench tests at our laboratory, which, when compared against the current ‘best in market’ devices, produces comparable results which we believe validates the feasibility of our design.

In late 2013, we filed a patent application for a multi-chamber microfluidic strip design, incorporating a novel locking mechanism that allows for the control of fluid flow through the strip.  In addition to being able to test for PT which requires the presence of a single reagent in the immunoassay testing process, this enhanced strip design may enable other coagulation based tests requiring the use of multiple reagents in the immunoassay process, e.g. Activated Partial Thromboplastin Time (“APTT”), a laboratory based test which is used to measure the activity of direct thrombin inhibitors.

We envisage applying the new strip design as the basis for multiple, different coagulation specific tests utilizing a common hand held reader device to display the results.  For example, a clinician testing for PT/INR would use a specific PT/INR strip and record the result from the reader. The clinician would then be able to test for APTT using a separate APTT specific strip using the same reader device. The test specific strips would use a largely common plastic component design reducing production costs.

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

We have been in active discussions with a potential partner that fits well with our required profile since mid-2013. Those discussions are at an advanced stage and we anticipate entering into an agreement to undertake a detailed feasibility study allowing that potential partner to further assess our technology utilizing the newly designed multi-chamber strip for suitability in both PT/INR and APTT.  No formal agreement has yet been entered into, and there can be no assurance that a formal agreement will materialize and be concluded.

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

Bio-AMD has created designs for both single and multi-test versions of the DSR hand-held reader device and laboratory based bench tests have been performed by us in our premises using third party lateral flow strips.  The DSR device is designed to be fully disposable and can be powered by solar power cells, although traditional battery power sources can also be used.  Our multi-test device utilizes a replaceable cap system in which a new test strip is fitted, thereby enabling the hand-held reader to be used multiple times for the same test.  By way of example, existing over the counter (“OTC”) home fertility testing packs normally contain up to 20 separate identical tests; for this fertility application our device would require just one reader device with 20 caps, each cap containing the test strip, thereby reducing the number of component parts and manufacturing cost. Our own internal testing using a soft mould prototype of the device suggests that the design is sufficiently robust enough to be used numerous times even in professional settings, such as clinician offices and laboratories.

We continue to explore possible markets for application of our DSR technology.  During the period ended June 2014, we engaged in discussions with a third party to develop a suitable detection system for a new OTC based ageing test utilizing our proprietary technology aimed at the fitness health market space.  Currently, the assay for the device has been developed as a color change test result; our technology will provide a digital readout to display test results.  Discussions are at an early stage, and we are currently assessing the suitability of our technology to provide the detection system. We have not yet entered into any formal agreement and there can be no assurance that a formal agreement will materialize and be concluded.

During the course of 2013 we undertook two extensive testing studies for a third party (“A Inc.”) to assess the suitability of our technology to create a disposal pregnancy test kit, using their proprietary test strips. The results of those studies were successful as compared to existing product results.  However, A Inc. has determined that a decision to take development further is to be deferred until the early part of 2015, since other projects within their portfolio have been prioritized.  We continue to remain close to A Inc., and are currently identifying other potential opportunities into the well-established OTC female wellbeing market, which includes digital home pregnancy and fertility testing.

The market for female wellbeing was estimated to be worth approximately US$1.5 billion globally in 2012. The market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response.  Pregnancy test kits (“PTK”) are sold as single or multiple tests, and are a mix of both digital and analogue results, the former being a “pregnant’ or “not pregnant” result shown clearly on an LCD display, the latter being the appearance of line if the test result is positive (an optical read out). More recently, digital PTK’s have evolved to include a conception point indicator to show the consumer approximately how many weeks pregnant they are. For providers of these tests, manufacturing costs and new features are key drivers to increasing margins on products and maintaining market share.

Consequently, in tandem with our strategy to find suitable development and distribution partners we are currently reviewing the viability and associated cost of creating our own branded and/or OEM digital pregnancy testing kit which will entail our finalizing the manufacturing design file and obtaining regulatory approval, e.g. CE marking for the European market.  Under this scenario we would incur the costs to get to that stage with a product ready to manufacture.  It is probable that such a strategy would require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

MIDS

Demand is increasing for POC tests that can detect low concentrations of a target analyte and to quantify the result.  Current lateral flow based immunoassays can detect analyte at high levels of concentration.  However, at low concentration levels, the assay system requires amplification either of the signal or the target, which will typically increase the complexity and the costs of the testing device.  Consequently, current POC tests remain largely unreliable for targets that require quantification.

We believe an opportunity exists which addresses these issues by creating an immunoassay platform technology capable of detecting biomarkers at the nanoparticle level and providing laboratory quality quantified results in a POC setting, encompassing sample collection, pre-treatment, analyte specific reaction, signal production, signal reaction and final result: from sample to result in one step.   Immunoassays for these types of tests largely rely on the detection of magnetic nanoparticles tagged with antibodies which adheres or binds to a molecule of interest.

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

We plan to develop the immunoassay platform using the primary cardiac biomarker for cardiac myocardial infarction, troponin I (cTnI), to initially develop the system design.  Our ultimate aim is to commercialize a product for the multiple cardiac marker testing market currently estimated to be worth US $900 million globally increasing to US $1.4 billion by 2017.  Additionally, we envisage the technology platform can be extended into new test areas, e.g. infectious diseases and drugs of abuse; has potential to expand into a multifunctional device, i.e. one analyzer using different strips for different tests; and can be introduced into high growth areas such as companion diagnostics (where POC devices are used to optimize the personalized dosage of a therapeutic drug).

We believe that the Bio-AMD MIDS technology has considerable potential to create a next generation of POC test devices. Our proposed method aims to bring together biology, chemistry, nano-fluidics, and electronics and, 'lab-on-chip' technology together into what we believe can be unique, economically viable products.

To date some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations in-part funded by the UK Government.  This work has centered on the feasibility of our design and has proved successful.  In April 2011 we made an initial patent application for the technology and in October 2012 we entered into the national phase stage, making applications in Europe, US, India and China.  We plan to undertake a more detailed feasibility study during the remainder of 2014, the objective of which is to develop and positively test a prototype strip design.

Bio-AMD’s current business model aims to commercialize its pipeline of technologies into diagnostic testing devices in conjunction with preferred partners.  Target partners are those who we believe our technology will fit strategically within their existing portfolio either as a complement to a product line, as a replacement technology or as a new product initiative.  The partner will have the requisite resource including sales and marketing, brand strength, distribution channels and balance sheet strength to take a product to market in tandem with us.

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

In January 2014, the Company provided additional working capital by way of a cash injection via an intercompany loan amounting to £150,000 (approximately $255,000) to Bio-AMD to further fund operations.

Bio-AMD has no commercial agreements in place, and no revenues had been generated by Bio-AMD.

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

As part of the restructuring initiative in September 2011, WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally carries its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and have a deep contact network. To date five such IAs has been appointed.

Since January 2013, the Company has provided further advances totaling £170,000 (approximately $290,000) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Operations

We incurred losses from operations of $242,445 and $558,218 for the three and six month periods ended June 30, 2014, respectively, compared to losses from continuing operations of $270,921 and $516,515 for the three and six month periods ended June 30, 2013, respectively.

The main components of the recorded operating loss during the three and six month periods ended June 30, 2014 compared to losses from continuing operations during the three and six month periods ended June 30, 2013 were as follows:

		3 months ended June 30,		6 months ended June 30,
	Note	2014	2013	2014	2013
Consulting expenses	1	$157,002	$148,483	$305,390	$304,004
Payroll and administrative expenses	2	$53,790	$49,142	$110,275	$102,171
Legal Fees	3	$1,701	$1,648	$2,847	$14,213
Professional Fees	4	$17,894	$49,300	$88,050	$92,428
Rent, Office related, Telecoms and Miscellaneous	5	$2,568	$845	$28,617	$26,418

(1)           Consulting expenses increased by $8,519 to $157,002 for the three month period ended June 30, 2014, compared to $148,483 for the three month period ended June 30, 2013 and increased by $1,386 to $305,390 for the six month period ended June 30, 2014 compared to $304,004 for the six month period ended June 30, 2013. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. The increase was primarily due to additional consultancy services within Bio Alternative Medical Devices Ltd., together with exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD for reporting purposes.

(2)           Payroll and administrative expenses increased by $4,648 from $49,142 for the three month period ended June 30, 2013 to $53,790 for the three month period ended June 30, 2014 and increased by $8,104 from $102,171 for the six month period ended June 30, 2013 to $110,275 for the six month period ended June 30, 2014. The increase was primarily due to exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a quarterly basis
(3)           Legal fees increased by $53 from $1,648 for the three month period ended June 30, 2013 to $1,701 for the three month period ended June 30, 2014 and reduced by $11,366 to $2,847 for the six month period ended June 30, 2014 from $14,213 for the six month period ended June 30, 2013. We continue to monitor all advisor related expenditure to ensure maximum value at minimal cost.

(4)           Professional fees comprised primarily of audit and financial compliance related costs, decreased by $31,406 from $49,300 for the three month period ended June 30, 2013 to $17,894 for the three month period ended June 30, 2014 and decreased by $4,378 from $92,428 for the six month period ended June 30, 2013 to $88,050 for the six month period ended June 30, 2014. The fluctuations were primarily due to timings of invoices received.

(5)           Rent, Office related, Telecoms and Travel expense was $2,568 for the three month period ended June 30, 2014 compared to $845 for the three month period ended June 30, 2013 and were $28,617 for the six month period ended June 30, 2014 compared to $26,418 for the six month period ended June 30, 2013. The increase of $2,199 for the six month period ended June 2014 can mainly be attributed to change in premises utilized by BioAMD.

Revenues

We have not generated any revenues from operations for the three and six month period ended June 30, 2014 and 2013.

Other Income

We recorded other income during the three and six month periods ended June 30, 2014 of $1,496 and $3,057, respectively, as compared to $1,165 and $73,843 for the three and six month periods ended June 30, 2013, respectively.  During the three month period ended June 30, 2013, a UK tax credit was granted to our subsidiary Bio Alternative Medical Devices Ltd. amounting to £45,637 (approximately $71,000) in consideration for a retrospective application for the partial surrender of operating tax losses in the financial year ended December 31, 2011, in return for a cash payment. The balance relates to interest income of approximately $1,700.  We intend to make further similar applications for subsequent tax years to maximize cash flow into Bio Alternative Medical Devices Ltd. The value recorded for the three month period ended June 30, 2014 relates solely to interest income.

Net Losses

We incurred a net loss in the amount of $242,445 and $558,218 ($0.00 and $0.01 per share) for the three and six month periods ended June 30, 2014, respectively, as compared to a net loss of $270,921 and $516,515 ( $0.01 and $0.01 per share) for the three and six month periods ended June 30, 2013, respectively, as discussed above.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At June 30, 2014, we had cash and cash equivalents of $1,394,664; other current assets of $26,855 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $25,480, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs.

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $574,921 for the six months ended June 30, 2014, as compared to $535,790 for the six months ended June 30, 2013. The increase is primarily attributable to our net loss from operations of $558,218 and the net change in the balances of operating assets and liabilities in the aggregate amount of $16,703.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six month periods ended June 30, 2014 and 2013 was $0 and $409, respectively. The expenditure during the six month period ended June 30, 2013 was related to the purchase of furniture and fittings.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the six month periods ended June 30, 2014 and 2013.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from operations for the six months ended June 30, 2014 of $574,921 and has an accumulated deficit of $40,006,490 at June 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of June 30, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of June 30, 2014). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at June 30, 2014) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the six month period ended June 30, 2013 closing rate at 1.5208 US$:GBP, average rate at 1.5444 US$:GBP and for the six month period ended June 30, 2014 closing rate at 1.7028 US$:GBP, average rate at 1.6687 US$:GBP.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at June 30, 2014 and 2013 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of equity.

Recent accounting pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The Company has elected to adopt the provisions of ASU 2014-10 for the current fiscal period ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2014 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We issued no equity securities during the quarter ended June 30, 2014.

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

BIO-AMD, INC.

August 13, 2014                                                                                 By: /s/ Thomas Barr
      Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

August 13, 2014                                                                                 By: /s/ Robert Galvin
      Robert Galvin, Chief Financial Officer