Form 10-Q
period 2014-09-30
Bio-AMD Inc.
filed 2014-11-14
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 44,525,966 shares of the issuer’s common stock outstanding as of November 06, 2014.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2014 and 2013 (unaudited)	5

Condensed Consolidated Statement of Equity for the nine months period ended September 30, 2014 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,042,260	$1,921,895
Prepaid expenses	14,391	8,633
Value added tax and other receivables	15,521	23,776

Total Current Assets	1,072,172	1,954,304

Property and equipment, net	847	860

Security deposits and other assets	100,235	88,027

Total Assets	$1,173,254	$2,043,191

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$26,206	$24,551
Accrued expenses	322	8,232
Taxation and social security	11,453	7,217

Total Current Liabilities	37,981	40,000

Total Liabilities	37,981	40,000

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at September 30, 2014 and December 31, 2013	44,526	44,526
Additional Paid-in Capital	42,324,017	42,304,522
Accumulated other comprehensive income - foreign currency translation adjustment	144,930	152,530
Accumulated deficit	(40,265,489)	(39,510,727)
Total Bio-AMD, Inc. Stockholders' Equity	2,247,984	2,990,851
Non-controlling interest	(1,112,711)	(987,660)
Total Equity	1,135,273	2,003,191

Total Liabilities and Equity	$1,173,254	$2,043,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative charges	307,222	266,988	868,497	857,346

Total operating expense	307,222	266,988	868,497	857,346

Operating loss	(307,222)	(266,988)	(868,497)	(857,346)

Other income:
Grant income	-	77	-	70,559
Interest and other income	1,259	1,721	4,316	5,082

Loss from operations, before provision for income taxes	(305,963)	(265,190)	(864,181)	(781,705)

Provision for income tax	-	-	-	-

Net loss	(305,963)	(265,190)	(864,181)	(781,705)

Net loss attributable to the non-controlling interest	(46,964)	(32,365)	(109,419)	(59,721)
Subsidiary preferred dividend attributable to the non-controlling interest	(5,942)	(7,267)	(19,495)	(19,371)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(253,057)	$(225,558)	$(735,267)	$(702,613)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966	44,525,966	44,525,966

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966	44,525,966	44,525,966

Comprehensive Loss:
Net loss	$(305,963)	$(265,190)	$(864,181)	$(781,705)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(54,325)	126,133	(3,737)	(37,207)
Total other comprehensive loss, net of tax	(360,288)	(139,057)	(867,918)	(818,912)
Comprehensive loss attributable to the non-controlling interest	39,900	32,963	105,556	62,412
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(320,388)	$(106,094)	$(762,362)	$(756,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2014
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2013	44,525,966	$44,526	$42,304,522	$(39,510,727)	$152,530	$(987,660)	$2,003,191

Comprehensive loss	-	-	-	-	(7,600)	3,863	(3,737)

Subsidiary preferred dividend	-	-	19,495	-	-	(19,495)	-

Net loss	-	-	-	(754,762)	-	(109,419)	(864,181)
Balance at September 30, 2014	44,525,966	$44,526	$42,324,017	$(40,265,489)	$144,930	$(1,112,711)	$1,135,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(864,181)	$(781,705)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,862)	3,365
Sales tax and other receivable	38,702	2,983
Security deposit and other assets	(13,917)	(21,257)
Accounts payable	(36,510)	(11,649)
Taxation and social security payable	4,467	(6,871)
Total Adjustments	(13,120)	(33,429)

Net cash used in operating activities	(877,301)	(815,134)

Cash flows from investing activities:
Purchase of property and equipment	-	(410)
Net cash used in investing activities	-	(410)

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	(2,334)	(38,380)

Net decrease in cash and cash equivalents	(879,635)	(853,924)

Cash and cash equivalents, beginning of period	1,921,895	2,936,307

Cash and cash equivalents, end of period	$1,042,260	$2,082,383

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2014

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2014 and the results of operations and cash flows for the three and nine month periods ended September 30, 2014 and 2013.The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014.

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

Since January 2013, the Company has provided further advances totaling £170,000 (approximately $290,000) into WL to fund its operations based on the prospective pipeline of opportunities that have been generated.

As at September 30, 2014, there were no commercial agreements in place, and no revenues had been generated by WL.

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

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $313,400) to Bio-AMD to further fund operations.

As at September 30, 2014, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through September 30, 2014.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $40,265,489 at September 30, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., Flex Fuels Energy Limited (“FFE Ltd”), a formally wholly owned subsidiary including the FFE Ltd. Subsidiaries (which consisted of four inactive and now dissolved companies), WOCU Limited (a 99.81% owned subsidiary as of September 30, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2014). All significant intercompany transactions and balances have been eliminated in consolidation.  FFE Ltd ceased to be a variable interest entity on May 29, 2007 when the Company acquired the remaining 85% of FFE Ltd. Effective June 5, 2009 we have accounted for FFE Ltd as discontinued operations. FFE Ltd was formally dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at September 30, 2014 and December 31, 2013 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2013 closing rate at 1.6136 US$:GBP, average rate at 1.5461 US$:GBP and for the nine month period ended September 30, 2014 closing rate at 1.6239 US$:GBP, average rate at 1.6693 US$:GBP.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal period ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended September 30, 2014 and 2013, we paid an aggregate of $48,425 and $44,528, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the nine month periods ended September 30, 2014 and 2013 we paid an aggregate of $144,228 and $133,583, respectively, to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £11,250 and £4,500 during the nine month periods ended September 30, 2014 and 2013, respectively (approximately $18,800 and $7,000, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month for Bio-AMD Inc. (approximately $830) and £750 per month for Bio-AMD Holdings (approximately $1,250).

During the three month periods ended September 30, 2014 and 2013, we paid an aggregate of $39,671 and $36,717, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities. During the nine month periods ended September 30, 2014 and 2013 we paid an aggregate of $118,928 and $110,150, respectively, to Mr. Barr.

During the three month periods ended September 30, 2014 and 2013, we paid an aggregate of $25,764 and $23,846, respectively, to David Miller, our President, for services provided to us by Mr. Miller in all capacities. During the nine month periods ended September 30, 2014 and 2013 we paid an aggregate of $77,237 and $71,537, respectively, to Mr. Miller.

Note 4 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $7,572 and $18,897 for the three month periods ended September 30, 2014 and 2013, respectively. Rent expense was $43,189 and $28,862 for the nine month periods ended September 30, 2014 and 2013, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders, officers and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $173,214 and $149,046 in consulting fees to these individuals for the three month periods ended September 30, 2014 and 2013, respectively and $478,604 and $453,050 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

Note 5 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of September 30, 2014, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of September 30, 2014. Segment information for the three and nine months ended September 30, 2014 and 2013 consists of the following:

Three months ended September 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	8	-	751	759
Other income	500	-	-	500
Segment net loss	(29,852)	(126,778)	(149,333)	(305,963)
Segment total assets	43,735	162,539	966,980	1,173,254
Expenditures for segment assets	-	-	-	-

Three months ended September 30, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	14	-	1,242	1,256
Other income	465	77	-	542
Segment net loss	(41,226)	(87,261)	(136,703)	(265,190)
Segment total assets	99,838	162,212	1,931,322	2,193,372
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	9	-	2,805	2,814
Other income	1,502	-	-	1,502
Segment net loss	(92,860)	(295,251)	(476,070)	(864,181)
Segment total assets	43,735	162,539	966,980	1,173,254
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2013:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	44	-	3,801	3,845
Other income	1,237	70,559	-	71,796
Segment net loss	(128,272)	(160,750)	(492,683)	(781,705)
Segment total assets	99,838	162,212	1,931,322	2,193,372
Expenditures for segment assets	-	410	-	410

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

On December 24, 2011, we sold the mineral licenses and associated rights over the “Malibu Gold Property” which was originally acquired on March 27, 2006 to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. The claims were sold for gross proceeds of 20,000 Canadian Dollars (approximately $20,000 at the time of payment) subject to a commission payable of 15% equivalent to 3,000 Canadian Dollars (approximately $3,025 at the time of payment).

Business Overview

During the quarter ended September 30, 2014, we were engaged in the following sectors:

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

Bio-AMD currently has eight patent applications pending covering its three proprietary technology platforms listed below.  We continue to review our intellectual property strategy with the intention of sufficiently protecting our key intangible assets, and that any new IP generated is reviewed as far as possible to optimize the novel nature of the IP and freedom to operate in key jurisdictions.

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

We envisage applying the new strip design as the basis for multiple, different coagulation specific tests utilizing a common hand held reader device to display the results.  For example, a clinician testing for PT/INR would use a specific PT/INR strip and record the result from the reader. The clinician would then be able to test for APTT using a separate APTT specific strip using the same reader device. The test strips would use a common plastic component design reducing production costs.

Launching a product into the coagulation market that incorporates our COAG technology will require us to partner with a much larger, suitable business with the requisite capital resources and skills including distribution and sales channels, and ideally global marketing expertise in sectors such as hematology and immunochemistry.  Our strategy for commercialization of COAG has centered on attracting a suitable partner that fits this profile, and which is keen to add a coagulation based POC system to its existing product line.

We have been in active discussions with several parties since mid-2013 and have progressed with one potential partner that fits well with our required profile. Those discussions are at an advanced stage and we anticipate entering into an agreement to undertake a detailed feasibility study allowing that potential partner to further assess our technology utilizing the newly designed multi-chamber strip for suitability in both PT/INR and APTT.  We further anticipate this feasibility study, if successful, forming the first stage of a full-scale development project to take the coagulation system through to market. However, no formal agreement has yet been entered into, and there can be no assurance that a formal agreement will materialize and be concluded.

DSR

The DSR technology platform utilizes a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on what we believe to be a unique optical sensor arrangement.  The DSR comprises a proprietary design incorporating sensors, diagnostics, display and power management capabilities.  A key feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

Bio-AMD has created designs for both single and multi-test versions of the DSR hand-held reader device and laboratory based bench tests have been performed by us in our premises using a variety of third party lateral flow strips.  The DSR device is designed to be fully disposable and can be powered by solar power cells, although traditional battery power sources can also be used.  Our multi-test device utilizes a replaceable cap system in which a new test strip is fitted, thereby enabling the hand-held reader to be used multiple times for the same test.  By way of example, existing over the counter (“OTC”) home fertility testing packs normally contain up to 20 separate identical tests; for this fertility application our device would require just one reader device with 20 caps, each cap containing the test strip, thereby reducing the number of component parts and manufacturing cost.

In addition, we are in the early stages of developing a unique strip design aimed at the OTC market that would enable the majority of the electronic and power management functions to be run by a smart phone, which would significantly reduce the manufacturing cost of a disposable device.  In essence the test strip and our detection sensor would be contained in a disposable cartridge which would plug into a smart phone on which would run a downloaded “app” for the computation, test result display and other features such as the management of historical results.

The market for female wellbeing, which includes digital home pregnancy and fertility testing, was estimated to be worth approximately US$1.5 billion globally in 2012.  During the course of 2013 and through to the end of March 2014, we undertook two extensive testing studies for a third party (“A Inc.”) to assess the suitability of our technology to create a disposal pregnancy test kit, using its proprietary test strips. The results of those studies were successful as compared to existing product results.  However, A Inc. has determined that a decision to take development further is to be deferred until the early part of 2015, since other projects within their portfolio have been prioritized.  We continue to remain close to A Inc., and will seek to re-establish our discussions with them at the appropriate time.

Since the period ended June 2014, we have engaged in discussions with a third party with a view to developing a suitable detection system for that third party’s new OTC DNA based health test, utilizing our proprietary technology, to be aimed at the fitness and health market space, initially in the U.S.  Currently, the assay to be detected has been developed as a color change test result; our technology will provide a digital readout to display test results.  Currently, this type of OTC test does not require approval from the FDA, reducing significantly both the cost and time to bring a product to market. Discussions are at an early stage, and we are assessing the suitability of our technology to provide the detection system. We have not yet entered into any formal agreement and there can be no assurance that a formal agreement will materialize and be concluded.

Whilst the market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response, several regions particularly Asia, has shown that demand from local distributors for OEM produced pregnancy test kits (“PTK”) is increasing, the key factors being price and marketability by way of unique product features.  Consequently, in tandem with our strategy to find suitable development and distribution partners we are currently reviewing the viability of creating our own branded and/or OEM digital pregnancy testing kit which will entail our finalizing the manufacturing design file and obtaining appropriate territorial regulatory approval.  Under this scenario we would incur the costs to get to that stage with a product ready to manufacture.  Such a strategy will require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

MIDS

Demand is increasing for POC tests that can detect very low concentrations of a target analyte and to quantify the result.  Current lateral flow based immunoassays can detect analyte at high levels of concentration.  However, at low concentration levels, the assay system requires amplification either of the signal or the target, which will typically increase the complexity and the costs of the testing device.  Consequently, current POC tests remain largely unreliable for targets that require quantification.

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

In October 2014, the Company received a conditional offer of a funding assistance award from Innovate UK, the UK’s Government supported innovation agency, for a Proof of Market report for our MIDS technology. A third party research company, Inventya Ltd., based in the UK, will support Bio-AMD in conducting an extensive market report into the potential for MIDS. This will include a survey of key buyers and interviews with target development partners, as well as pricing and likely commercialization strategies. The Company plans to make further funding assistance applications in line with Innovate UK competitions as they are launched, the next being scheduled in January 2015.  Access to further funding assistance, if successful, will provide a step change in the development of this key technology platform for the Company.

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

Bio-AMD expects that its revenue model will include revenue sharing or royalty payments, licensing sales, and milestone awards from development partners, depending on the terms of the commercial agreement entered into.  Our plan for the fiscal year ending 2014 is to continue in our attempts to secure commercial agreements for the DSR and COAG technologies.  This will significantly enhance our public exposure, help to validate the commerciality of our technology platforms and generate revenues from licensing sales and/or royalties.

We believe this strategy is especially relevant in the med-tech sector where developing manufacturing capability and sales/distribution network requires significant capital resources to establish from the outset.  Our strategy focuses our efforts on capitalizing on our core expertise and establishing a partner agreement for our COAG system as a first step.  In the event that we are successful we plan to rollout our growth strategy which will include commencement of a full scale project development program for MIDS, and potentially enter into manufacturing arrangements for specific products into target areas, for example fast growing segments of the POC market such as cardiac markers, infectious diseases and drugs of abuse.  However, we will only contemplate such moves where it makes economic sense to do so and where we believe significant value can be added to our business.  In addition, the further work required on our MIDS platform will require additional capital if we decide to commence work on a full development project.  Currently we are constrained from such activity by our limited working capital, expertise and resources, and it is unlikely that royalty and licensing revenues, if they materialize, will be sufficient to fund these growth plans.  Any decision to undertake any significant development work in new testing areas of the POC market, enter into manufacturing or to further our work on the MIDS will require us to raise capital to fund those plans.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $313,400) to Bio-AMD to further fund operations.

As at September 30, 2014, there were no commercial agreements in place, and no revenues had been generated by Bio-AMD Holdings.

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

WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally carries its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and have a deep contact network. To date six such IAs has been appointed.

WOCU quotation indicative cross rates with the major fiat currencies are now available on several proprietary platforms, including Reuters screens and ADVFN (the UK equivalent of Investorshub in the U.S). The recent rise in prominence of crypto currencies and digital wallets has also been beneficial to promoting the WOCU, which we believe can be of application to these developments. Accordingly, the WOCU has seen enquiries from several startup businesses regarding the application of the WOCU to digital wallets and cross-border lending, although there can be no certainty that any current interest will come to fruition.

Since January 2013, the Company has provided further advances totaling £170,000 (approximately $290,000) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Operations

We incurred losses from operations of $305,963 and $864,181 for the three and nine month periods ended September 30, 2014, respectively, compared to losses from operations of $265,190 and $781,705 for the three and nine month periods ended September 30, 2013, respectively.

The main components of the recorded operating loss during the three and nine month periods ended September 30, 2014 compared to losses from continuing operations during the three and nine month periods ended September 30, 2013 were as follows:

		3 months ended September 30,		9 months ended September 30,
	Note	2014	2013	2014	2013
Consulting expenses	1	$173,214	$149,046	$478,604	$453,050
Payroll and administrative expenses	2	$57,029	$52,896	$167,304	$155,067
Legal Fees	3	$4,278	$2,339	$7,125	$16,552
Professional Fees	4	$20,000	$19,758	$108,050	$112,186
Rent, Office related, Telecoms and Miscellaneous	5	$28,237	$32,614	$56,854	$59,032

(1)           Consulting expenses increased by $24,168 to $173,214 for the three month period ended September 30, 2014, compared to $149,046 for the three month period ended September 30, 2013 and increased by $25,554 to $478,604 for the nine month period ended September 30, 2014 compared to $453,050 for the nine month period ended September 30, 2013. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. The increase was primarily due to additional consultancy services within Bio Alternative Medical Devices Ltd., together with exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD for reporting purposes.

(2)           Payroll and administrative expenses increased by $4,134 from $52,896 for the three month period ended September 30, 2013 to $57,030 for the three month period ended September 30, 2014 and increased by $12,237 from $155,067 for the nine month period ended September 30, 2013 to $167,304 for the nine month period ended September 30, 2014. The increase was primarily due to exchange rate fluctuations as a result of the payments being made in GBP and the translation to USD on a quarterly basis.

(3)           Legal fees increased by $1,940 from $2,339 for the three month period ended September 30, 2013 to $4,279 for the three month period ended September 30, 2014 and reduced by $9,427 to $7,125 for the nine month period ended September 30, 2014 from $16,552 for the nine month period ended September 30, 2013. We continue to monitor all advisor related expenditure to ensure maximum value at minimal cost.

(4)           Professional fees comprised primarily of audit and financial compliance related costs, increased by $242 from $19,758 for the three month period ended September 30, 2013 to $20,000 for the three month period ended September 30, 2014 and decreased by $4,136 from $112,186 for the nine month period ended September 30, 2013 to $108,050 for the nine month period ended September 30, 2014. The fluctuations were primarily due to timings of invoices received.

(5)           Rent, Office related, Telecoms and Travel expense was $28,237 for the three month period ended September 30, 2014 compared to $32,614 for the three month period ended September 30, 2013 and were $56,854 for the nine month period ended September 30, 2014 compared to $59,032 for the nine month period ended September 30, 2013. The decrease of $2,178 for the nine month period ended September 2014 can mainly be attributed to change in premises utilized by Bio-AMD.

Revenues

We have not generated any revenues from operations for the three and nine month period ended September 30, 2014 and 2013.

Other Income

We recorded other income during the three and nine month periods ended September 30, 2014 of $1,259 and $4,316, respectively, as compared to $1,798 and $75,641 for the three and nine month periods ended September 30, 2013, respectively.  During the three month period ended September 30, 2013, a UK tax credit was granted to our subsidiary Bio Alternative Medical Devices Ltd. amounting to £45,637 (approximately $71,000) in consideration for a retrospective application for the partial surrender of operating tax losses in the financial year ended December 31, 2011, in return for a cash payment. The balance relates to interest income of approximately $1,700.  We intend to make further similar applications for subsequent tax years to maximize cash flow into Bio Alternative Medical Devices Ltd. The value recorded for the three month period ended September 30, 2014 relates solely to interest income.

Net Losses

We incurred a net loss in the amount of $305,963 and $864,181 ($0.01 and $0.02 per share) for the three and nine month periods ended September 30, 2014, respectively, as compared to a net loss of $265,190 and $781,705 ($0.01 and $0.02 per share) for the three and nine month periods ended September 30, 2013, respectively, as discussed above.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At September 30, 2014, we had cash and cash equivalents of $1,042,260; other current assets of $29,912 consisting of value added tax and other receivables and prepaid expenses, and current liabilities of $37,981, consisting of accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs.

Net Cash Used in Operating Activities

Net cash used in operating activities of continuing operations was $877,301 for the nine months ended September 30, 2014, as compared to $815,134 for the nine months ended September 30, 2013. The increase is primarily attributable to our net loss from operations of $864,181 and the net change in the balances of operating assets and liabilities in the aggregate amount of $13,120.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine month periods ended September 30, 2014 and 2013 was $0 and $410, respectively. The expenditure during the nine month period ended September 30, 2013 was related to the purchase of furniture and fittings.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of continuing operations during the nine month periods ended September 30, 2014 and 2013.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from operations for the nine months ended September 30, 2014 of $877,301 and has an accumulated deficit of $40,265,489 at September 30, 2014.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of September 30, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2014). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at September 30, 2014) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2013 closing rate at 1.6136 US$:GBP, average rate at 1.5461 US$:GBP and for the nine month period ended September 30, 2014 closing rate at 1.6239 US$:GBP, average rate at 1.6693 US$:GBP.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at September 30, 2014 and 2013 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of equity.

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

The Company has elected to adopt the provisions of ASU 2014-10 for the fiscal period ending June 30, 2014. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2014 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We issued no equity securities during the quarter ended September 30, 2014.

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

BIO-AMD, INC.

November 14, 2014                                                                                 By: /s/ Thomas Barr
      Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

November 14, 2014                                                                                 By: /s/ Robert Galvin
      Robert Galvin, Chief Financial Officer