Form 10-K
period 2014-12-31
Bio-AMD Inc.
filed 2015-03-30
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2014, there were 44,525,966 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 43,473,584 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $5,216,800 based on the closing price of $0.12 for the registrant’s common stock on June 30, 2014.

As of March 16, 2015 there were 44,825,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

2.
Our ability to successfully commercialize, through our majority owned subsidiary, WOCU Limited, our currency risk mitigation product, the WOCU®, and that proposed applications involving the WOCU product have collateral effects which render the application undesirable or unmarketable;

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

On May 1, 2009, we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX Organisation Limited and as of December 31, 2014 owned 99.81% of WDX Organisation Limited making it a majority owned subsidiary of ours. WDX Organisation Limited is the developer of a technology designed to mitigate currency risk. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013. See “Item 1. Business – Business Overview – WL Currency Risk Mitigating Business”.

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

Business Overview

During the fiscal year ended December 31, 2014, we were engaged in the following sectors:

●	developing our POC medical diagnostic device business; and

●	commercializing our WOCU based currency risk mitigation business.

We will require additional funding in the future for the full implementation of our business plans as described in this report.

Our Strategy

Since May 2009, we have acquired stock resulting in the majority ownership of two potential high growth businesses, which we believe can create shareholder value:

●	Bio-AMD, a company of which we own 63%, is a technology company focused in the rapidly expanding POC medical diagnostic market.

●
WL, a company of which we own 99.81%, has developed the WOCU, a derivative quotation designed to mitigate currency risk, that can be licensed into a wide variety of corporate and retail financial based products including, but not limited to, exchange traded funds, indexed structured products and derivatives.

During fiscal year 2015, we will continue to develop and attempt to commercialize our products with the objective of creating sales revenue from these operations. This will necessitate the use of funds from our available cash balances, and will also require us to raise additional funds to support our future growth plans.  Bio-AMD is the primary focus of our operations going forward.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Operations – Bio Alternative Medical Devices

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 (approximately US$1,335,000 at the time of purchase). The purchase price was applied to the Bio-AMD business to commence its business plan. The 37% of Bio-AMD not owned by us is owned by Dr. Nasser Djennati (12.33%), Dr. Andrew Mitchell (12.33%) and Robert Galvin (12.33%), our Chief Financial Officer. Bio-AMD was formed in February 2010 and primarily operates through its wholly owned subsidiary, Bio Alternative Medical Devices Limited (“Bio-Medical”), a United Kingdom corporation. Where context requires, reference to Bio-AMD also includes reference to Bio-Medical.

Technology – overview

The trend toward greater POC testing is driven by the faster diagnostic benefits it provides.  Other reasons have also emerged for the high demand of POC testing, including clinical staff shortages, an ageing population, long-term healthcare cost savings and rural locations without conventional laboratory services.

We believe that Bio-AMD is an innovator in the field of diagnostic sensor technology, with the attributes of its technology platform fitting well with these key trends.

•
A disposable micro-fluidic test strip which has been adapted to measure prothrombin time (PT/INR) through a POC blood coagulation monitoring device (“COAG”) enabling patient based, anticoagulant drug therapy monitoring;

•
A Digital Strip Reader (“DSR”) able to read a wide variety of lateral flow based immunoassay diagnostic test strips already in the POC market including, but not limited to, cardiac markers, infectious diseases, drugs of abuse and female wellbeing (pregnancy/ovulation testing) to provide semi-quantitative results; and

•
A disposable test strip combining micro-fluidics and ‘lab-on-chip’ technology providing fully quantitative measurement into a highly sensitive and accurate immunoassay POC platform that detects nanoparticles through magnetic manipulation using a novel magnetic and optical double detection technique – Magnetic Immunoassay Detection System (“MIDS”).

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

In late 2013, we filed a patent application for a multi-chamber microfluidic strip design, incorporating a novel locking mechanism that allows for the control of fluid flow through the strip.  In addition to being able to test for PT which requires the presence of a single reagent in the immunoassay testing process, this enhanced strip design enables additional coagulation based tests requiring the use of multiple reagents in the immunoassay process, e.g. Activated Partial Thromboplastin Time (“APTT”), a laboratory based test which is used to measure the activity of direct thrombin inhibitors.

We envisage applying the new strip design as the basis for multiple, different coagulation specific tests utilizing a common hand held reader device to display the results.  For example, a clinician testing for PT/INR would use a specific PT/INR strip and record the result from the reader. The clinician would then be able to test for APTT using a separate APTT specific strip using the same reader device. The test strips would use a common plastic component design, which we believe would reduce overall production costs.

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

On December 17, 2014, we entered into a Master Agreement (the “Agreement”) with Sysmex Corporation (“Sysmex”) pursuant to which the parties will jointly conduct a feasibility study (the “Study”) for the potential development of our POC COAG system including a reader device with disposable test strips for PT-INR assays and potentially new future assays in the field of hemostasis (the “Products’).  The results of the Study will form the basis on which we will negotiate with Sysmex the terms and conditions of possible future terms for further development of the Products (the “Research”). Under the terms of the Agreement, Sysmex will own all intellectual property developed by either party in connection with the Study, and will reimburse Bio-AMD Ltd. for costs and expenses incurred in connection with the project development. An expense advance of £642,067 (approximately $980,000) was made to Bio-AMD Ltd. on January 20, 2015.  If Sysmex determines the feasibility study to be successful, further cost reimbursements will be made during the term of the Agreement linked directly to milestone criteria and deliverables to be agreed by both parties.

The Agreement will terminate after 27 months or upon completion of the Research, whichever is earlier, and may be terminated by (i) Sysmex upon one month’s notice to Bio-AMD Ltd. and (ii) Bio-AMD Ltd. upon three month’s written notice to Sysmex.

In addition, if Sysmex determines the Study to be successful, during the term of the Agreement, both parties will determine the terms under which Bio-AMD Ltd. will either manufacture the Product or license its intellectual property to allow the third-party manufacture of the Product, and for the terms under which Sysmex acquires the manufactured Product and its commercial resale.

There can be no assurance that the Study will be successfully completed or that Sysmex will enter into additional agreements to jointly develop with us the Product or that such a manufacturing/license agreement will ever be consummated or that the Product will ever be commercially sold by Sysmex.

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

The market for female wellbeing, which includes digital home pregnancy and fertility testing, was estimated to be worth approximately US$1.5 billion globally in 2012.  Whilst the market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response, several regions particularly Asia, has shown that demand from local distributors for OEM produced pregnancy test kits (“PTK”) is increasing, the key factors being price and marketability by way of unique product features. We are currently reviewing the viability of creating our own branded and/or OEM digital pregnancy testing kit which will entail our finalizing the manufacturing design file and obtaining appropriate territorial regulatory approval specifically for the Asian market.   Such a strategy will require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

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

We believe there to be an opportunity to develop a universal immunoassay based POC testing system which:

●
Is capable of detecting biomarkers at a nanoparticle level, providing fully quantitative measurement of results i.e. giving a numerical value for each biomarker detected and not just an indication on whether a specified biomarker is actually present,

●	Is capable of multiplexing i.e. performing multiple types of test from the same sample,
●	Provides full connectivity and networking for collection, storage and transfer of data and results,
●	Displays test results in minutes (less than 8 minutes for a panel of up to 3 tests),
●	Requires a finger prick sample size for a single test
●	Utilizes a handheld reader and single disposable cartridge designed to be operated by a minimally trained person, requiring modest manual operation, other than for sample collection,
●
Contains all necessary reagents and where all steps are automated into an integrated encompassing pre-treatment, analyte specific reaction, signal production, signal reaction and final result:  from sample to result in one step,

●	Can be adapted to perform different immunoassays for testing in areas such as infectious diseases, drugs of abuse or oncology, especially where rapid diagnosis is critical,
●	Has a simple system design, requiring minimal direct input costs and inline manufacturing processes to keep unit costs as low as possible.

The technology will incorporate what we believe to be a novel microfluidic strip design, magnetic nanoparticle manipulation and a unique double detection technique using bespoke ‘Hall Effect’ sensors and bespoke optical sensor which, when combined, will increase significantly the sensitivity and accuracy of the result.  We are not aware that this method is being used in products currently being offered in the market or in development.

We plan to develop the immunoassay platform initially for the cardiac marker POC testing market, which are measured to evaluate heart function.  Cardiac markers are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome.  The detection of these markers are used to diagnose myocardial infarction and its severity, typically troponin (cTnI or cTnT), myoglobin and creatine kinase MB isoenzyme (CK-MB). Our ultimate aim is to commercialize a product for the multiple cardiac marker testing market currently estimated by BCC Research to be worth US $1.3 billion globally in 2013 (including device, reagent and supply sales), and is expected to rise to $2.4 billion by 2018.

Additionally, we envisage the technology platform to be adaptable and be extended into new test areas, e.g. infectious diseases, drugs of abuse and oncology; has potential to expand into a multifunctional device, i.e. one analyzer using different strips for different tests; and can be introduced into high growth areas such as companion diagnostics (where POC devices are used to optimize the personalized dosage of a therapeutic drug).

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

In October 2014, the Company received an offer of a funding assistance award from Innovate UK, the UK’s Government supported innovation agency, in the amount of £23,326 ($36,655) for a “Proof of Market” report for our MIDS technology. A third party research company, Inventya Ltd., based in the UK, is leading an extensive market research project, working with us, into the potential for MIDS specifically into the cardiac marker POC testing market. This will include a survey of key buyers and interviews with target development partners, as well as pricing and likely commercialization strategies. The Company plans to make further funding assistance applications in line with Innovate UK competitions as they are launched, with an application for a next phase grant being made in late March 2015.  However, there can be no guarantee that the Company will be awarded the grant irrespective of our previous success with our Proof of Market award.

Intellectual Property

Bio-AMD currently has nine patent applications pending covering its three proprietary technology platforms listed above.  We continue to review our intellectual property strategy with the intention of sufficiently protecting our key intangible assets, and that any new IP generated is reviewed as far as possible to optimize the novel nature of the IP and freedom to operate in key jurisdictions.

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

Where current practice dictates that a patient’s sample must be sent to a central laboratory for processing, POC testing can offer the potential for:

●
Significant savings in overall healthcare costs as a result of reduced patient waiting time, unnecessary hospital admissions and patient length of stay in hospital, and the increase in productivity of professionals through more rapid turnaround time.

●
Improvements for patient’s quality of life, e.g. avoidance of stress caused by uncertainty of their state of health or prognosis whilst a patient is awaiting results from tests – this is particularly relevant where patients provide a sample at a clinic, and then return when the tests results are ready which may be some days or weeks.

●	Earlier commencement of treatment, this may impact the outcome of treatment.
●	Error reduction.

To be successful, POC tests must be clinically relevant, have a direct impact on patient management and outcome and be cost effective.  Whilst a variety of POC technologies exist, many lack the required sensitivity and accuracy to provide fully quantitative measurement i.e. lab-quality results; some are lacking consistency, are expensive and in some cases require specific user training.  The size of footprint of any system is important in determining its practical usefulness; many POC testing devices compete for space in crowded wards and surgeries, and therefore size of any device is paramount.

POC testing has the potential to dramatically change the way patients are treated, eventually to a point where patients are able to directly manage their own health for ongoing chronic conditions. Where rapid diagnosis is critical, POC testing can positively impact on the outcome of immediate and future treatment, improving considerably patient well-being.

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

Bio-AMD Business Model and Strategy

Bio-AMD’s current business model aims to commercialize its pipeline of technologies into diagnostic testing devices in conjunction with preferred partners.  Target partners are those who we believe our technology will fit strategically within their existing portfolio either as a complement to a product line, as a replacement technology or as a new product initiative.  The partner will have the requisite resource including sales and marketing, brand strength, distribution channels and balance sheet strength to take a product to market in tandem with us. We believe this strategy is especially relevant in the med-tech sector where larger players are better positioned to launch and gain acceptance and sales of new products, based on their extensive distribution and market intelligence of current needs.

Bio-AMD expects that its revenue model will include revenue sharing or royalty payments, licensing sales, and milestone awards from development partners, depending on the terms of the commercial agreement entered into.  Our plan for the fiscal year ending 2015 is to continue in our attempts to secure commercial agreements for the DSR and to progress with the Agreement signed by Sysmex.  We are also flexible towards the establishment of manufacturing capability, specifically for disposable strips, where quality and regulatory compliance are paramount.  Having a captive manufacturing facility would enable us to maintain control over the quality and regulatory aspects of the strip, and would also potentially add significantly to sales revenues.  However, we will only contemplate such moves where it makes economic sense to do so and where we believe significant value can be added to our business.

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

Bio-AMD continues to be alert to grant funding opportunities and tax based incentives primarily from the UK Government based initiatives and schemes, as and when they arise.   Bio-AMD has been successful in applying for tax credits whereby computed tax losses in the UK entity are surrendered for cash at a pre-determined rate.  To date we have applied for and successfully received a total of £153,917 (approximately $248,000) in cash payments for tax losses surrendered for the UK tax periods 2010-2013. We will continue to make such applications and opt for further cash payments for subsequent years, however there can be no assurance that we will be successful.  We have also received a grant award in October 2014 in the amount of £23,326 ($36,655) to contribute towards the cost of a Proof of Market study for our MIDS technology, which is anticipated to be completed during April 2015.  A subsequent grant application has been made in March 2015 for a feasibility study for our MIDS technology representing 70% of the total costs of the study, which are capped for grant purposes at a total £200,000 i.e. grant award is a maximum £140,000; however there can be no guarantee that we will be successful with our application and that the grant is awarded.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $310,300) to Bio-AMD to further fund operations.

As at the date of this Annual Report no revenues had been generated by Bio-AMD.

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

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WL, and the founding shareholders of WL (the “Founders”), the owners of all of the issued and outstanding shares of WL.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WL.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of December 31, 2014 and currently, we own 99.81% of the issued and outstanding share capital of WL on a fully diluted basis.

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

Since January 2013, the Company has provided further advances totaling £188,000 (approximately $304,800) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

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

The WOCU, subject to the achievement of the WL corporate strategy and business model described below, is expected to have application to:

·	Multinational corporate treasury operations;

·	Reference pricing for general global trade;

·	Reference pricing for currency, fixing, including virtual, online currencies;

·	Commodity pricing and trade;

·	Currency balanced savings accounts;

·	Fund management, including Exchange Traded Funds;

·	FX and derivative trading and speculation;

·	Global index calculations; and

·	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

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

The WOCU real-time price is produced by WL in a multiple redundancy environment to support 24 x 7 availability of the quotation with monitoring and failover functionality. The WOCU real-time quotation is available (non-exclusively) from WL’s re-seller Interactive Data Corporation (“IDC”) via its data terminals and data feeds under the ticker symbol XCU. IDC currently calculates and offers quotations for 47 WOCU based currency pairs, and 6 commodities, as cross rates and supplies a stand-alone WOCU real-time charting package application via IDC’s PrimePortal™ application. WOCU rates are also available on the professional Thompson Reuters platform and on the UK’s leading retail price data platform ADVFN.

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

WL’s initial intention was to simultaneously engage with a bank, a derivatives exchange and a large retail focused user in order to launch the tradable WOCU and associated products. To date we have not concluded any formal arrangements of this relatively complex nature.

Our commercial activities are undertaken by a small in-house team using a network of individuals and organizations, chosen based on their experience and knowledge of the financial markets, and who have a deep client network to help promulgate the Wocu brand.  In the event that a contract is agreed, commission is paid to the individual or organization the terms of which are agreed on an individual basis.

During March 2015, we have received expressions of interest from parties considering utilizing the WOCU for cross border transactions as a unifying currency reference within international software platforms. We intend to explore and progress these opportunities as they may offer a simpler route to market and to establish use of the WOCU. However, there can be no assurance that we will conclude any formal arrangements for licensing or, if concluded, that we will generate a positive return on investment or provide operating revenues.

Since January 1, 2012, Mr. Michael Blakey, IT and Operations Director, has assumed leadership responsibility for WL. The Board of WL, which also serves as the operational management team, comprises Mr. Blakey, Mr. Thomas Barr and Mr. Robert Galvin. Messrs. Barr and Galvin also serve as directors of Bio-AMD, Inc. Our CFO, Robert Galvin, is actively involved in the financial management and corporate development of WL and the implementation of the WL business plan.

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

Employees

As of December 31, 2014 neither the Company nor WL had any direct employees.

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

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2015.

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

For our 2014 fiscal year, we incurred an operating loss of $1,195,662. In each of our prior fiscal years we have had an operating loss and carry a significant accumulated loss as a development stage company.  We have generated no revenues to date from any of our operating segments.  We plan to increase our expenses associated with the development of our Point Of Care (“POC”) diagnostics business and with the development of our currency risk mitigation business.  Before we are able to achieve revenues that cover our operational expenses, we believe that there will have to be additional financing, substantial marketing, and product testing, among other things.  There is no assurance we will be able to derive revenues from the exploitation of our POC diagnostics business or our currency risk mitigation business to successfully achieve positive cash flow or that our POC diagnostics business or currency risk mitigation business will be successful.

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

The consolidated financial statements for the year ended December 31, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2014 we raised approximately $18,977,000, net of placement costs, and at December 31, 2014 held $717,144 in cash. Our consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we have not generated any revenue since March 10, 2006 (date of inception) to December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of our Company is dependent upon our ability to obtain financing, to generate sufficient cash flow from our planned businesses and ultimately to obtain profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we pursue the contemplated business development and expansion activities, we will require additional financing to fund our operations.  We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders.  Currently, we do not have any arrangements in place for additional funding.  There can be no assurance that we will be able to raise additional funds, if needed, on terms acceptable to us or at all. If we do not obtain additional financing, when required, our planned business may fail.

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

We are a smaller reporting company with no direct employees as of December 31, 2014. WL had no employees as at December 31, 2014. Bio-AMD had two employees as of December 31, 2014. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and POC diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

Healthcare is heavily regulated by national and regional governments, both in the U.S. and other countries. The laws and regulations affecting healthcare change constantly, thereby increasing the uncertainty and risk associated with any healthcare related venture. Certain of applications of our technologies will be required to meet the government regulations by the FDA and other similar regulatory authorities in other countries.   Failure to meet or to obtain the approvals from these government agencies will limit our ability to market our technologies to prospective clients. These laws and regulations are extremely complex and, in some cases, still evolving. If our operations are found to be in violation of any of the international, federal, state or local laws and regulations that govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or curtailment of our operations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s time and attention from the operation of our business.

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

The development and marketing of medical products and devices is extremely competitive. In many cases we will compete with entrenched multi-national corporations, such as Alere, Philips, Roche, Beckman Coulter, Abbots and others, all of whom have similar products already being manufactured and sold. Competitors range from development stage companies to major domestic and international companies, most of which have substantially greater financial, technical, marketing and human resource capabilities than we have, as well as established positions in markets, name brand recognition, and established ties with original equipment manufacturers (“OEMs”). These or other companies may succeed in developing products or technologies that are more effective than those being developed by us or which would render our products and technology obsolete or non-competitive in the marketplace.

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

Bio-AMD will rely on third parties to support product delivery.

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

•
Bio-AMD occupies office and laboratory space at the Sci-Tech Daresbury (formerly the Daresbury Science & Innovation Campus) in Cheshire, UK.  The term of the rental agreement is for a fixed period of 3 years from August 1 2014. The rental charge is currently set at £2,562 (approximately $4,200), per month. The lessor may terminate the agreement by providing at least two months written notice to the tenant and the tenant may terminate the agreement by providing at least three months’ written notice to the landlord. We do not own any real estate.

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

Quarter Ended	High Bid(1)	Low Bid(1)

December 31, 2014	$0.13	$0.04
September 30, 2014	$0.15	$0.06
June 30, 2014	$0.15	$0.12
March 31, 2014	$0.16	$0.10
December 31, 2013	$0.11	$0.11
September 30, 2013	$0.08	$0.08
June 30, 2013	$0.12	$0.12
March 31, 2013	$0.11	$0.11

As of December 31, 2014, we had 118 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2014.

During the period from March 10, 2006 (date of inception) through December 31, 2014, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

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

There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2014.

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

Results of Operations

Net Loss

We incurred net losses in the amounts of $1,131,130 and $994,294 for the years ended December 31, 2014 and 2013, respectively.  The net loss for the year ended 2014 was primarily due to additional developmental expenditure and a reduction in grant income. We have not yet generated any revenues since inception that can support our operating expenses.   The net loss for the year for the year ended 2014 was primarily due to expenses as per the table below (see ‘operating loss’) together with general administration and operating costs.

Revenues and other Income

We generated no revenues during the year ended December 31, 2014.

We recorded other income during the period ended December 31, 2014 amounting to $64,533 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which one of our UK majority owned subsidiaries was eligible to apply. The tax credits cash payment received amounted to $59,154 for BIO-AMD, $3,402 relates to interest income and $1,977 other income for WOCU.

We recorded other income during the period ended December 31, 2013 amounting to $134,272 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which both of our UK majority owned subsidiaries were eligible to apply. The tax credits cash payments received amounted to $127,487 for BIO-AMD, $6,785 relates to $5,064 interest income and $1,721 other income for WOCU.

Operating loss

The main components of the recorded operating loss during the fiscal years ended December 31, 2014 and 2013 were as follows:

		Years ended December 31,
	Note	2014	2013
Consulting expenses	1	$650,533	$610,406
Payroll and administrative expenses	2	$221,378	$210,298
Legal fees	3	$19,783	$16,555
Professional fees	4	$127,359	$128,257
Rent, office related, telecoms and miscellaneous	5	$99,879	$80,689

(1)
Consulting expenses increased by $40,127 to $650,533 for the year ended December 31, 2014, compared to $610,406 for the year ended December 31, 2013. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The increase was primarily due to an additional consultant being appointed in Bio-AMD in June 2014.

(2)
Payroll and administrative expenses increased by $11,080 from $210,298 for the year ended December 31, 2013 to $221,378 for the year ended December 31, 2014. The increase was primarily due to exchange rate variance between the years as the amounts are paid in GBP.

(3)
Legal fees increased by $3,228 to $19,783 for the year ended December 31, 2014 as compared to $16,555 for the year ended December 31, 2013.   This increase was primarily due to additional legal services during the year.

(4)
Professional fees comprised primarily of audit and financial compliance related costs, decreased by $898 from $128,257 for the year ended December 31, 2013 to $127,359 for the year ended December 31, 2014.

(5)
Rent, Office related, Telecoms and Travel expense was $99,879 for the year ended December 31, 2014 as compared to $80,689 for the year ended December 31, 2013.  The increase of $19,190 can be attributed to the costs associated with improved premises and facilities within Bio-AMD.

Net loss Attributable to the non-controlling interests

Net loss attributable to the non-controlling interest amounted to $137,424 for the year ended December 31, 2014 compared to $71,555 for the year ended December 31, 2013. The net loss attributable to the non-controlling interests represented the 37% third party ownership of Bio-AMD’s and the 0.19% third party ownership of WL's share of its net loss for the applicable period.

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

At December 31, 2014, cash was $717,144 and we had other current assets of $33,619 which consisted of value added tax and other receivables and prepaid expenses; at the same time we had current liabilities of $50,310, which consisted of accounts payable, accrued expenses, and taxation and social security. We attribute our net loss from operations to having no revenues to sustain our operating costs. At December 31, 2013, cash was $1,921,895 and we had other current assets of $32,409, which consisted of value added tax and other receivables and prepaid expenses and current liabilities of $40,000, which consisted of accounts payable, accrued expenses and taxation and social security.

Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of operations was $1,173,247 for the year ended December 31, 2014, as compared to net cash used of $1,018,045 for the year ended December 31, 2013. The increase was primarily due to additional developmental expense.

Net Cash Used in Investing Activities

During the year ended December 31, 2014 no cash was used in investing activities of operations compared to $413 for the year ended December 31, 2013, primarily for the procurement of office furniture by Bio-AMD.

Net Cash Used by Financing Activities

During the years ended December 31, 2014 and 2013, we used $0 in financing activities.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2014 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of our inability to continue as a going concern

Critical Accounting Policies and Estimates

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from operations for the year ended December 31, 2014 of $1,173,247 and has an accumulated deficit of $40,504,433 at December 31, 2014.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of December 31, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2014). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2014 and 2013 is recorded as non-controlling interests in the consolidated financial statements.

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

The relevant translation rates are as follows: For the year ended 2014 closing rate at 1.5532 US$: GBP, average rate at 1.6476 US$: GBP and for the year ended 2013.closing rate at 1.6488 US$: GBP, average rate at 1.5643 US$: GBP

Revenue recognition

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

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2014 and 2013 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2014 and 2013 are reflected in the consolidated statement of stockholders’ equity.

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

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

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

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of March 16, 2015, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	55	December 2006
Robert Galvin	Chief Financial Officer, Treasurer, and Director	46	June 2009
David Miller	President, Secretary and Director	55	December 2008

Certain biographical information of our directors and officers is set forth below.

Thomas Barr:  Mr. Barr has served as our chief executive officer since December 2008 and as a director of ours since December 2006.  He has served as a director of WL since May 2009.  He has expertise in corporate management, corporate governance and SEC reporting matters. He has been actively involved in the development of our corporate strategies including those involving our WL and Bio-AMD subsidiaries. He served as our Vice President of Alternative Fuels Operations from December 2006 until December 2008.  From December 21, 2010 through the present, Mr. Barr has served as a director of Imperial Resources, Inc., a US public company engaged in oil and gas exploration and development.  From January 2005 to April 2007, Mr. Barr acted as a consultant to small and medium sized private and public enterprises regarding prospective funding, investor and public relations strategy, collateral creation, website development and public market quotation.  From December 2001 to December 2004, Mr. Barr served as a consultant to EasyScreen PLC, a fully listed London Stock Exchange company, at which Mr. Barr’s main duties were to draft and implement corporate statements.  While serving as a consultant to EasyScreen PLC, Mr. Barr was an integral part of the team involved in several private placement funding rounds prior to the company’s acquisition.  From January 1996 to November 2001 Mr. Barr was a private analyst and investor in publicly quoted stocks. From 1981 to 1996, Mr. Barr worked in the North Sea as a professional saturation diver involved in oil and gas field sub-sea construction. Mr. Barr obtained a BSc from Stirling University, Scotland, in 1981. Mr. Barr is a citizen of the United Kingdom.  We took into account of his prior experience in operating public and private enterprises in corporate management, development of corporate strategies, private placement funding and SEC reporting matters and believe Mr. Barr’s past experience in these fields gives him the qualifications and skill to serve as our Chief Executive Officer and Director.

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

Employment Agreements

The Company has no direct employees as of December 31, 2014.  All of the Company’s executive officers are engaged through consulting or supply of services agreements as set forth herein.

Effective July 1, 2009, we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “Services Agreement”). Under the Services Agreement, which has been extended until July 1, 2015, Mr. Barr serves as our Chief Executive Officer.  Under the Services Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The Services Agreement is subject to automatic extensions for additional 12 month periods unless either party gives written notice of termination to the other at least 6 months prior to the proposed expiration date.  We pay Mr. Barr a base monthly fee under the Services Agreement of £7,916 (approximately $13,000) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  The Services Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The Services Agreement contains standard confidentiality provisions.  The Services Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  The term of the ARM Services Agreement has been extended until July 1, 2015. Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,900).  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and Secretary and provides us with his services, in all capacities, for an average of up to 3 days per week. The term of the Services Agreement has been extended until July 1, 2015. We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $8,470) per month.  The base monthly fee includes an amount of £975 (approximately $1,600) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least six months prior to the existing expiration date. Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

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

We are a small Company. Our three directors also serve as our executive officers.  Our board members have complementary skills, enabling us to operate in a cost and time effective manner, closely managing our assets. Our Board regularly reviews this structure for optimum fit as our plans progress. We believe that our present management structure is appropriate for a company of our size and state of development.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2014 and 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2014 and 2013; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2014 and 2013; and (iii) all individuals that served as executive officers of ours at any time during the two fiscal years ended December 31, 2014 and 2013 that received annual compensation during the two fiscal years ended December 31, 2014 and 2013 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Barr – Chief Executive Officer (1)	2014 2013	156,509 148,596	- -	- -	- -	- -	- -	- -	156,509 148,596

Robert Galvin – Chief Financial Officer (1)	2014 2013	189,804 180,207	- -	- -	- -	- -	- -	- -	189,804 180,207

David Miller – President (1)	2014 2013	101,644 96,505	- -	- -	- -	- -	- -	- -	101,644 96,505

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

(1)	Since May 2009, the Directors compensation for the year includes a monthly fee of approximately $1,600 in respect of Board of Directors’ services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management and outstanding at December 31, 2014:

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 16, 2015 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 16, 2015. Unless otherwise indicated below each person’s address is c/o Bio-AMD, Inc., 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Tresca International Inc. East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.54%

Thomas Barr (director and officer)	Common Stock, $0.001 par value	3,749,382	(3)	7.86%

Robert Galvin (director and officer)	Common Stock, $0.001 par value	1,000,000	(4)	2.18%

David Miller (director and officer)	Common Stock, $0.001 par value	1,203,000	(5)	2.63%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	5,952,382	(3)(4)(5)	11.97%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) within 60 days of March 1, 2015  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 44,825,966 shares of common stock issued and outstanding on March 16, 2015.

(3)	Includes 2,900,000 presently exercisable warrants.

(4)	Includes 1,000,000 presently exercisable warrants.

(5)	Includes 1,000,000 presently exercisable warrants.

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

During the year ended December 31, 2014 and 2013, we paid an aggregate of $156,509 and $148,596, respectively to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During the year ended December 31, 2014 and 2013, we paid an aggregate of $189,804 and $180,207, respectively to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements and Item 1, Business, Operations, WL Currency Risk Mitigating Business, WL Corporate Strategy and Business Model).  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD (see Item 1. Business – Operations). In addition, during the year ended December 31, 2014 and 2013 the Company paid a total of $24,714 and $9,386, respectively for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month for Bio-AMD Inc. (approximately $830) and £750 per month for Bio-AMD Holdings (approximately $1,250) (see Item 2. Properties).

During the year ended December 31, 2014 and 2013, we paid an aggregate of $101,644 and $96,505, respectively to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2014 and 2013 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2014	Fiscal year ended December 31, 2013

Audit fees (1)	$115,000	$115,000
Audit-related fees (2)	-	-
Tax fees (3)	5,000	4,500
All other fees (4)	-	-
Total fees	$120,000	$119,500

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2014, were approved by our board of directors.

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

BIO-AMD, INC.

Dated: March 30, 2015	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer and Director

Dated: March 30, 2015	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this March 30, 2015.

/s/ Thomas Barr	March 30, 2015
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 30, 2015
Robert Galvin, Chief Financial and Accounting Officer, Treasurer and Director

/s/ David Miller	March 30, 2015
David Miller, President, Secretary and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bio-AMD, Inc.

We have audited the accompanying consolidated balance sheets of Bio-AMD, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-AMD, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the accompanying consolidated financial statements, the Company has not commenced its planned principal operations, has suffered recurring losses since inception and is experiencing difficulty in generating sufficient cash flow to sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 28, 2015

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$717,144	$1,921,895
Prepaid expenses	9,556	8,633
Value added tax and other receivables	24,063	23,776

Total Current Assets	750,763	1,954,304

Property and equipment, net	277	860

Security deposits and other assets	132,671	88,027

Total Assets	$883,711	$2,043,191

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$30,320	$24,551
Accrued expenses	10,010	8,232
Taxation and social security	9,980	7,217

Total Current Liabilities	50,310	40,000

Total Liabilities	50,310	40,000

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,525,966 shares issued and outstanding at December 31, 2014 and 2013	44,526	44,526
Additional Paid-in Capital	42,329,451	42,304,522
Accumulated other comprehensive income - foreign currency translation adjustment	102,589	152,530
Accumulated deficit	(40,504,433)	(39,510,727)
Total Bio-AMD, Inc. Stockholders' Equity	1,972,133	2,990,851
Non-controlling interest	(1,138,732)	(987,660)
Total Equity	833,401	2,003,191

Total Liabilities and Equity	$883,711	$2,043,191

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
Selling, general and administrative charges	1,195,662	1,128,566

Total operating expense	1,195,662	1,128,566

Operating loss	(1,195,662)	(1,128,566)

Other income:
Grant income	59,154	127,487
Interest and other income	5,378	6,785

Loss from operations, before provision for income taxes	(1,131,130)	(994,294)

Provision for income tax	-	-

Net loss	(1,131,130)	(994,294)

Net loss attributable to the non-controlling interest	(137,424)	(71,555)
Subsidiary preferred dividend attributable to the non-controlling interest	(24,929)	(26,463)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(968,777)	$(896,276)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.02)	$(0.02)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic	44,525,966	44,525,966

Weighted average number of common shares outstanding - diluted	44,525,966	44,525,966

Comprehensive Loss:
Net loss	$(1,131,130)	$(994,294)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(38,660)	6,421
Total other comprehensive loss, net of tax	(1,169,790)	(987,873)
Comprehensive loss attributable to the non-controlling interest	126,143	74,583
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(1,043,647)	$(913,290)

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2012	44,525,966	$44,526	$42,278,059	$(38,587,988)	$143,081	$(886,614)	$2,991,064

Comprehensive loss					9,449	(3,028)	6,421

Subsidiary preferred dividend			26,463			(26,463)	-

Net loss				(922,739)		(71,555)	(994,294)
Balance at December 31, 2013	44,525,966	44,526	42,304,522	(39,510,727)	152,530	(987,660)	2,003,191

Comprehensive loss	-	-	-	-	(49,941)	11,281	(38,660)

Subsidiary preferred dividend	-	-	24,929	-	-	(24,929)	-

Net loss	-	-	-	(993,706)	-	(137,424)	(1,131,130)
Balance at December 31, 2014	44,525,966	$44,526	$42,329,451	$(40,504,433)	$102,589	$(1,138,732)	$833,401

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,131,130)	$(994,294)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	565	537
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,215)	14,211
Sales tax and other receivable	28,526	(5,756)
Security deposit and other assets	(52,773)	(31,391)
Accounts payable	(20,596)	(930)
Taxation and social security payable	3,376	(422)
Total Adjustments	(42,117)	(23,751)

Net cash used in operating activities	(1,173,247)	(1,018,045)

Cash flows from investing activities:
Purchase of property and equipment	-	(413)
Net cash used in investing activities	-	(413)

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	(31,504)	4,046

Net decrease in cash and cash equivalents	(1,204,751)	(1,014,412)

Cash and cash equivalents, beginning of period	1,921,895	2,936,307

Cash and cash equivalents, end of period	$717,144	$1,921,895

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

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

Since January 2013, the Company has provided further advances totaling £188,000 (approximately $304,800) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

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

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $310,300) to Bio-AMD to further fund operations.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through December 31, 2014.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $40,504,433 at December 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of December 31, 2014) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2014). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2014 and 2013 are recorded as non-controlling interests in the consolidated financial statements.

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

The relevant translation rates are as follows: For the year ended 2014 closing rate at 1.5532 US$: GBP, average rate at 1.6476 US$: GBP and for the year ended 2013 closing rate at 1.6488 US$: GBP, average rate at 1.5643 US$.

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

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2014 and 2013 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2014 and 2013 are reflected in the consolidated statement of equity.

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

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Assets:
Office equipment and furniture	$11,383	$11,401
Accumulated depreciation and amortization	(11,106)	(10,541)
Carrying value	$277	$860

Depreciation expense was $565 and $537 for the years ended December 31, 2014 and 2013, respectively.

Note 4 - Related Party Transactions

During the years ended December 31, 2014 and 2013, we paid an aggregate of $189,804 and $180,207, respectively to The ARM Partnership (“ARM”) a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £15,000 and £6,000 during the years ended December 31, 2014 and 2013, respectively, (approximately $24,700 and $9,400, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month for Bio-AMD Inc. (approximately $830) and £750 per month for Bio-AMD Holdings (approximately $1,250).

During the year ended December 31, 2014 and 2013, we paid an aggregate of $156,509 and $148,596, respectively to Thomas Barr for services provided to us by Mr. Barr in all capacities.

During the year ended December 31, 2014 and 2013, we paid an aggregate of $101,644 and $96,505, respectively to David Miller for services provided to us by Mr. Miller in all capacities.

Note 5 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $60,413 and $37,314 for the years ended December 31, 2014 and 2013, respectively.

Employment agreements

As of December 31, 2014 neither the Company nor WL had any direct employees.

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

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $650,533 and $610,406 in consulting fees to these individuals for the years ended December 31, 2014 and 2013, respectively.

Master agreement

On December 17, 2014, we entered into a Master Agreement (the “Agreement”) with Sysmex Corporation (“Sysmex”) pursuant to which the parties will jointly conduct a feasibility study (the “Study”) for the potential development of our POC COAG system including a reader device with disposable test strips for PT-INR assays and potentially new future assays in the field of hemostasis (the “Products’). The results of the Study will form the basis on which we will negotiate with Sysmex the terms and conditions of possible future terms for further development of the Products (the “Research”). Under the terms of the Agreement, Sysmex will own all intellectual property developed by either party in connection with the Study, and will reimburse Bio-AMD Ltd. for costs and expenses incurred in connection with the project development. An expense advance of £642,067 (approximately $980,000) was made to Bio-AMD Ltd. on January 20, 2015. If Sysmex determines the feasibility study to be successful, further cost reimbursements will be made during the term of the Agreement linked directly to milestone criteria and deliverables to be agreed by both parties.

The Agreement will terminate after 27 months or upon completion of the Research, whichever is earlier, and may be terminated by (i) Sysmex upon one month’s notice to Bio-AMD Ltd. and (ii) Bio-AMD Ltd. upon three month’s written notice to Sysmex.

In addition, if Sysmex determines the Study to be successful, during the term of the Agreement, both parties will determine the terms under which Bio-AMD Ltd. will either manufacture the Product or license its intellectual property to allow the third-party manufacture of the Product, and for the terms under which Sysmex acquires the manufactured Product and its commercial resale.

There can be no assurance that the Study will be successfully completed or that Sysmex will enter into additional agreements to jointly develop with us the Product with us or that such a manufacturing/license agreement will ever be consummated or that the Product will ever be commercially sold by Sysmex.

Litigation

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

Note 6 - Stockholders’ Equity

Common stock:

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $0.001 per share.  As of December 31, 2014 and 2013 there were 44,525,966 shares of common stock issued and outstanding.

Preferred stock:

The Company is authorized to issue 10,000,000 shares of its preferred stock, with par value of $0.001 per share.  As of December 31, 2014 and 2013 there were no shares of preferred stock issued and outstanding.

Note 7 - Warrants

Transactions involving our stock warrants are summarized as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding at beginning of the period	5,200,000	$0.07	5,200,000	$0.07
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	---	---
Outstanding at end of the period	5,200,000	$0.07	5,200,000	$0.07
Exercisable at end of the period	5,200,000	$0.07	5,200,000	$0.07

The weighted average remaining life of the warrants is 1.8 years at December 31, 2014.

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

For the years ended December 31, 2014 and 2013, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $6,926,000 and $6,289,000 , respectively, which expire beginning in 2026. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended December 31, 2014 and 2013, the Company had available for UK income tax purposes net operating loss carryovers of approximately $3,707,000 and $3,212,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	361,000	322,000
	361,000	322,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(361,000)	(322,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2014 and 2013 as follows:

	December 31,
	2014		2013
Statutory federal income tax rate	35.0%		35.0%
Statutory state and local income tax rate (0%), net of federal benefit	(0.0%	)	(0.0%	)
Foreign tax rate differentials	(3.1%	)	(2.6%	)
Nondeductible items	(0.0%	)	(0.0%	)
Change in valuation allowance	(31.9%	)	(32.4%	)
Effective tax rate	0.0%		0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	Years ended December 31,
	2014	2013
Deferred tax assets (liabilities):
Management fees	$(10,000)	$(10,000)
Stock based compensation	129,000	129,000
US and UK net operating loss carry forward	3,462,000	3,101,000
Less: valuation allowance	(3,581,000)	(3,220,000)
Net deferred tax asset	$-	$-

The Company has filed its tax returns through December 31, 2013.

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

Note 9 – Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2014 and 2013 consists of the following:

Year ended December 31, 2014:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	14	-	3,387	3,401
Other income	1,977	59,154	-	61,131
Segment loss	(123,497)	(370,782)	(636,851)	(1,131,130)
Segment assets	17,257	238,642	627,812	883,711
Expenditures for segment assets	-	-	-	-

Year ended December 31, 2013:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	53	-	5,011	5,064
Other income	1,721	127,487	-	129,208
Segment profit (loss)	(174,819)	(192,495)	(626,980)	(994,294)
Segment assets	61,206	146,435	1,835,550	2,043,191
Expenditures for segment assets	-	413	-	413

Note 10 - Subsequent Events

On January 16, 2015 Bio-AMD Inc. resolved to provide an unsecured, interest free loan of £18,000 (approximately $27,000) to WL to support the pursuance of specific business development opportunities.

On February 4, 2015 Bio-AMD Inc. entered into an agreement with Kevin Fickle. Under the terms of the 12 month agreement Kevin Fickle will provide investor relationship services to Bio-AMD Inc. and will be receive a fee equal to 300,000 restricted shares of Bio-AMD Inc. common stock. The Company issued the 300,000 shares in February 2015.

On February 5, 2015, Bio-AMD Inc. received the sum of £100,000 (approximately $152,000) from Bio-AMD Holding in repayment of a short term loan granted on by Bio-AMD Inc. on December 15, 2014.