Form 10-Q
period 2015-03-31
Bio-AMD Inc.
filed 2015-05-14
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 44,825,966 shares of the issuer’s common stock outstanding as of May 08, 2015.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,272,930	$717,144
Prepaid expenses	54,057	9,556
Value added tax and other receivables	39,087	24,063
Deferred charges	242,540	-

Total Current Assets	1608,614	750,763

Property and equipment, net	264	277

Security deposits and other assets	137,163	132,671

Total Assets	$1,746,041	$883,711

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$146,798	$30,320
Accrued expenses	797	10,010
Taxation and social security	10,720	9,980
Deferred revenue	952,442	-

Total Current Liabilities	1,110,757	50,310

Total Liabilities	1,110,757	50,310

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 44,825,966 and 44,525,966 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	44,826	44,526
Additional Paid-in Capital	42,389,022	42,329,451
Accumulated other comprehensive income - foreign currency translation adjustment	63,754	102,589
Accumulated deficit	(40,721,221)	(40,504,433)
Total Bio-AMD, Inc. Stockholders' Equity	1,776,381	1,972,133
Non-controlling interest	(1,141,097)	(1,138,732)
Total Equity	635,284	833,401

Total Liabilities and Equity	$1,746,041	$883,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months
	ended March 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Selling, general and administrative charges	223,633	317,334

Total operating expense	223,633	317,334

Operating loss	(223,633)	(317,334)

Other income:
Interest and other income	793	1,561

Loss from operations, before provision for income taxes	(222,840)	(315,773)

Provision for income tax	-	-

Net loss	(222,840)	(315,773)

Net loss attributable to the non-controlling interest	(6,052)	(35,182)
Subsidiary preferred dividend attributable to the non-controlling interest	(5,871)	(6,585)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(210,917)	$(274,006)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.00)	$(0.01)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	44,705,966	44,525,966

Weighted average number of common shares outstanding - diluted	44,705,966	44,525,966

Comprehensive Loss:
Net loss	$(222,840)	$(315,773)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(29,277)	15,903
Total other comprehensive loss, net of tax	(252,117)	(299,870)
Comprehensive loss attributable to the non-controlling interest	(3,506)	35,908
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(255,623)	$(263,962)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2014	44,525,966	$44,526	$42,329,451	$(40,504,433)	$102,589	$(1,138,732)	$833,401

Issuance of shares for prepaid services	300,000	300	53,700	-	-	-	54,000

Comprehensive loss	-	-	-	-	(38,835)	9,558	(29,277)

Subsidiary preferred dividend	-	-	5,871	-	-	(5,871)	-

Net loss	-	-	-	(216,788)	-	(6,052)	(222,840)
Balance at March 31, 2015	44,825,966	$44,826	$42,389,022	$(40,721,221)	$63,754	$(1,141,097)	$635,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(222,840)	$(315,773)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock based fees	9,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	291	3,503
Sales tax and other receivable	(16,352)	41,553
Deferred charges	(247,789)	-
Security deposit and other assets	(10,680)	(4,178)
Accounts payable	110,820	27,469
Taxation and social security payable	1,214	11,922
Deferred revenue	973,053	-
Total Adjustments	819,557	80,269

Net cash provided by (used in) operating activities	596,717	(235,504)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	(40,931)	15,501

Net increase (decrease) in cash and cash equivalents	555,786	(220,003)

Cash and cash equivalents, beginning of period	717,144	1,921,895

Cash and cash equivalents, end of period	$1,272,930	$1,701,892

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for prepaid services	$54,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2015

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014.The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2015.

The condensed consolidated financial statements as of December 31, 2014 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

From our inception through the date of these consolidated financial statements, we have not generated any revenues and have incurred significant expenses. The Company intends to fund its development of the currency risk technology, diagnostic technology and on-going operations through equity and/or debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. Consequently, our operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise.

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

WL is the developer of the WOCU technology, an algorithm and system of providing reference data for its WOCU global currency unit, designed to mitigate currency risk. On August 14, 2009 we provided a further £150,000 (approximately $247,800) to WL by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WL and increased our equity position in WL. Altogether, these transactions have resulted in a total loan of £450,000 (approximately $717,000) to WL and the ownership of 75.66% of WL by the Company, as at the fiscal year ended December 31, 2009.  WL has been working to develop contracts with a variety of banks, currency exchange networks, data providers and derivative exchanges in an effort to commercialize its WOCU technology through licensing agreements.

On March 8, 2010, we loaned an additional £150,000 (approximately $224,055) to WL and executed certain call options to further increase our equity position in WL. The loans were the result of our ongoing investment in WL as contemplated by our May 1, 2009 Investment Agreement with WL.

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

Since January 2013, the Company has provided further advances totaling £188,000 (approximately $304,780) into WL to fund its operations based on the prospective pipeline of opportunities that have been generated.

As at March 31, 2015, there were no commercial agreements in place, and no revenues had been generated by WL.

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies, which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading certain third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” female well being market (including digital pregnancy, ovulation and fertility testing, 2) a blood coagulation device and 3) early stage development work into a POC immunoassay detection system based on magnetic nanoparticle manipulation.  In addition, Bio-AMD Holdings is working to develop various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $313,400) to Bio-AMD to further fund operations.

As at March 31, 2015, no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through March 31, 2015.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $40,721,221 at March 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of March 31, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2015). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at March 31, 2015 and December 31, 2014 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

Deferred Revenue and Deferred Costs

The Company defers revenue on contracts which contain a performance commitment until such time as the services have been completed and no significant Company obligations remain.

The costs associated with contracts for which revenue is deferred, including personnel costs and incremental contract costs, are initially capitalized as deferred costs. Subsequently these costs are recognized as a component of cost of revenue when the associated revenue is recognized.

Foreign currency translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and its 63% owned subsidiary, Bio-AMD Holdings, are maintained using the local currency (Great British Pounds) as the functional currency. All assets and liabilities are translated into U.S. Dollars at the balance sheet date, equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

The relevant translation rates are as follows: For the three month period ended March 31, 2015 closing rate at 1.4834 US$:GBP, average rate at 1.5155 US$:GBP and for the three month period ended March 31, 2014 closing rate at 1.6637 US$:GBP, average rate at 1.6548 US$:GBP.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 - Related Party Transactions

During the three month periods ended March 31, 2015 and 2014, we paid an aggregate of $50,163 and $47,650, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £3,750 and £3,750 during the three month periods ended March 31, 2015 and 2014, respectively ($5,690 and $6,204, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company is currently set at £500 per month for Bio-AMD Inc. (approximately $760) and £750 per month for Bio-AMD Holdings (approximately $1,140).

During the three month periods ended March 31, 2015 and 2014, we paid an aggregate of $35,990 and $39,291, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.

During the three month periods ended March 31, 2015 and 2014, we paid an aggregate of $23,374 and $25,517, respectively, to David Miller, our President, for services provided to us by Mr. Miller in all capacities.

Note 4 – Stockholders’ Equity

During February 2015 we issued 300,000 shares of common stock, valued at $54,000, pursuant to a consulting agreement with a one year term. We will expense the value of the shares over that period. During the three months ended March 31, 2015, we recorded expense of $9,000.

Note 5 – Deferred Revenue

Deferred revenue consists of funds received in advance of services being performed. Revenue will be recognized when the services have been completed and no significant Company obligations remain.

The costs directly associated with the performance of services for which revenue has been deferred are initially capitalized as deferred costs. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.

Note 6 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $18,680 and $12,747 for the three month periods ended March 31, 2015 and 2014, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders, officers and directors. The Agreements are generally for a term of eighteen months or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $121,033 and $148,389 in consulting fees to these individuals for the three month periods ended March 31, 2015 and 2014, respectively.

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

Note 7 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of March 31, 2015, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of March 31, 2015. Segment information for the three months ended March 31, 2015 and 2014 consists of the following:

Three months ended March 31, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	4	-	335	339
Other income	454	-	-	454
Segment net loss	(21,499)	(16,246)	(185,095)	(222,840)
Segment total assets	14,124	1,121,667	610,250	1,746,041
Expenditures for segment assets	-	-	-	-

Three months ended March 31, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	-	-	1,064	1,064
Other income	497	-	-	497
Segment net loss	(29,321)	(94,935)	(191,517)	(315,773)
Segment total assets	24,471	349,249	1,439,841	1,813,561
Expenditures for segment assets	-	-	-	-

Note 8 – Subsequent Events

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

During the quarter ended March 31, 2015, we were engaged in the following sectors:

•	developing our POC medical diagnostic business; and

•	developing our currency risk mitigation business.

Operations - Bio-Alternative Medical Devices

The trend toward greater POC testing is driven by the faster diagnostic benefits it provides.  Other reasons have also emerged for the high demand of POC testing, including clinical staff shortages, an ageing population, long-term healthcare cost savings and a decrease in reliance on conventional laboratory services.

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

On December 17, 2014, we entered into a Master Agreement (the “Agreement”) with Sysmex Corporation (“Sysmex”) pursuant to which the parties will jointly conduct a feasibility study (the “Study”) for the potential development of our POC COAG system including a reader device with disposable test strips for PT-INR assays and potentially new future assays in the field of hemostasis (the “Products’).  The results of the Study will form the basis on which we will negotiate with Sysmex the terms and conditions of possible future terms for further development of the Products (the “Research”). Under the terms of the Agreement, Sysmex will own all intellectual property developed by either party in connection with the Study, and will reimburse Bio-AMD Ltd. for costs and expenses incurred in connection with the project development. An expense advance of £642,067 (approximately $980,000) was made to Bio-AMD Ltd. on January 20, 2015.  If Sysmex determines the feasibility study to be successful and decides to progress with the Research, further cost reimbursements will be made during the term of the Agreement linked directly to milestone criteria and deliverables to be agreed by both parties.

The Agreement will terminate after 27 months or upon completion of the Research, whichever is earlier, and may be terminated by (i) Sysmex upon one month’s notice to Bio-AMD Ltd. and (ii) Bio-AMD Ltd. upon three month’s written notice to Sysmex.

In addition, if Sysmex determines the Study to be successful, during the term of the Agreement, both parties will determine the terms under which Bio-AMD Ltd. will either manufacture the Products or license its intellectual property to allow the third-party manufacture of the Products, and for the terms under which Sysmex acquires the manufactured Products and its commercial resale.

There can be no assurance that the Study will be successfully completed or that Sysmex will enter into additional agreements to jointly develop with us the Products or that such a manufacturing/license agreement will ever be consummated or that the Products will ever be commercially sold by Sysmex.

DSR

The DSR technology platform utilizes a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on what we believe to be a unique optical sensor arrangement.  The DSR technology comprises a proprietary design incorporating sensors, diagnostics, display and power management capabilities.  A key feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

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

We believe that our MIDS technology has considerable potential to create a next generation of POC test devices. Our proposed method aims to bring together biology, chemistry, nano-fluidics, and electronics and, 'lab-on-chip' technology together into what we believe can be unique, economically viable products.

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

In October 2014, the Company received an offer of a funding assistance award from Innovate UK, the UK’s Government supported innovation agency, in the amount of £23,326 ($36,655) for a “Proof of Market” report for our MIDS technology. A third party research company, Inventya Ltd., based in the UK, is leading an extensive market research project, working with us, into the potential for MIDS specifically into the cardiac marker POC testing market. This will include a survey of key buyers, competitor analysis likely commercialization strategies. The Company plans to make further funding assistance applications in line with Innovate UK competitions as they are launched, with an application for a next phase grant being made in late March 2015.  However, there can be no guarantee that the Company will be awarded the grant irrespective of our previous success with our Proof of Market award.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $313,400) to Bio-AMD to further fund operations.

As at March 31, 2015, no revenues had been generated by Bio-AMD Holdings.

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

Since January 2013, the Company has provided further advances totaling £188,000 (approximately $304,780) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Operations

We incurred losses from operations of $222,840 for the three month period ended March 31, 2015, compared to losses from operations of $315,773 for the three month period ended March 31, 2014.

The main components of the recorded operating loss during the three month period ended March 31, 2015 compared to losses from operations during the three month period ended March 31, 2014 were as follows:

		3 months ended March 31,
	Note	2015	2014
Consulting expenses	1	$130,033	$148,389
Payroll and administrative expenses	2	$0	$56,485
Legal Fees	3	$495	$1,146
Professional Fees	4	$63,020	$70,156
Rent, Office related, Telecoms and Miscellaneous	5	$21,200	$26,049

(1)           Consulting expenses reduced by $18,356 to $130,033 for the three month period ended March 31, 2015, compared to $148,389 for the three month period ended March 31, 2014. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The decrease was primarily due to certain consulting costs being deferred due to the deferral of revenue in relation to the Agreement with Sysmex.

(2)           Payroll and administrative expenses reduced by $56,485 from $56,485 for the three month period ended March 31, 2014 to $0 for the three month period ended March 31, 2015. The decrease was primarily due to certain payroll and administrative costs being deferred due to the deferral of revenue in relation to the agreement with Sysmex.

(3)           Legal fees reduced by $651 from $1,146 for the three month period ended March 31, 2014 to $495 for the three month period ended March 31, 2015. The reduction was primarily due to an ongoing cost saving initiative in this area.

(4)           Professional fees, comprised primarily of audit and financial compliance related costs, reduced by $7,136, from $70,156 for the three month period ended March 31, 2014 to $63,020 for the three month period ended March 31, 2015. The reduction was primarily due to timing of invoices at the beginning and end of the financial years.

(5)           Rent, Office related, Telecoms and Travel expense was $21,200 for the three month period ended March 31, 2015 compared to $26,049 for the three month period ended March 31, 2014. The decrease of $4,849 for the three month period ended March 2015 can be mainly attributed to a change in accounting procedures in respect of the premises utilized by BioAMD.

Revenues

We have not generated any revenues from operations for the three month periods ended March 31, 2015 and 2014.

Other Income

We recorded other income during the three month period ended March 31, 2015 of $793, as compared to $1,561 for the three month period ended March 31, 2014.  This balance relates to interest income and is reducing in line with the reduction in cash held on deposit.

Net Losses

We incurred a net loss in the amount of $222,840 ($0.01 per share) for the three month period ended March 31, 2015, as compared to a net loss of $315,773 ($0.01 per share) for the three month period ended March 31, 2014, as discussed above.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At March 31, 2015, we had cash and cash equivalents of $1,272,930; other current assets of $335,684 consisting of value added tax and other receivables, deferred expenses and prepaid expenses, and current liabilities of $1,110,757, consisting of deferred revenue, accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities of operations was $596,717 for the three months ended March 31, 2015, as compared to net cash used of $235,504 for the three months ended March 31, 2014. The increase is primarily attributable to our net loss from operations of $222,840 and the net change in the balances of operating assets and liabilities in the aggregate amount of $819,557.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the three month periods ended March 31, 2015 and 2014.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of operations during the three month periods ended March 31, 2015 and 2014.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, cover our operating expenses, to obtain additional financing, and ultimately attain profitability. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has net loss for the three months ended March 31, 2015 of $222,840 and has an accumulated deficit of $40,721,221 at March 31, 2015.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of March 31, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2015). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at March 31, 2015) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as the Company is the primary obligor in the transactions.

Deferred Revenue and Deferred Costs

The Company defers revenue on contracts which contain a performance commitment until such time as the services have been completed and no significant Company obligations remain.

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

The relevant translation rates are as follows: For the three month period ended March 31, 2015 closing rate at 1.4834 US$:GBP, average rate at 1.5155 US$:GBP and for the three month period ended March 31, 2014 closing rate at 1.6637 US$:GBP, average rate at 1.6548 US$:GBP.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at March 31, 2015 and 2014 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of equity.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2015 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2015 we issued 300,000 restricted shares of our common stock as payment for services to be supplied by a consultant over a 12 month period pursuant to an agreement dated February 4, 2015. Under the terms of the agreement the consultant will provide investor relationship services to Bio-AMD Inc.

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

BIO-AMD, INC.

May 14, 2015                                                                                 By: /s/ Thomas Barr
      Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

May 14, 2015                                                                                 By: /s/ Robert Galvin
      Robert Galvin, Chief Financial Officer