Form 10-Q
period 2015-06-30
Bio-AMD Inc.
filed 2015-08-13
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

BIO-AMD, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Daresbury Innovation Centre, Keckwick Lane, Daresbury, Cheshire WA4 4FS
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

There were 45,975,966 shares of the issuer’s common stock outstanding as of August 07, 2015.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,023,143	$717,144
Prepaid expenses	47,430	9,556
Value added tax and other receivables	18,832	24,063
Deferred charges	409,924	-

Total Current Assets	1,499,329	750,763

Property and equipment, net	280	277

Security deposits and other assets	154,468	132,671

Total Assets	$1,654,077	$883,711

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$144,413	$30,320
Accrued expenses	2,386	10,010
Taxation and social security	6,572	9,980
Deferred revenue	1,009,152	-

Total Current Liabilities	1,162,523	50,310

Total Liabilities	1,162,523	50,310

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 45,975,966 and 44,525,966 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	45,976	44,526
Additional Paid-in Capital	42,578,511	42,329,451
Accumulated other comprehensive income - foreign currency translation adjustment	102,644	102,589
Accumulated deficit	(41,067,851)	(40,504,433)
Total Bio-AMD, Inc. Stockholders' Equity	1,659,280	1,972,133
Non-controlling interest	(1,167,726)	(1,138,732)
Total Equity	491,554	833,401

Total Liabilities and Equity	$1,654,077	$883,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative charges	354,863	243,941	578,496	561,275

Total operating expense	354,863	243,941	578,496	561,275

Operating loss	(354,863)	(243,941)	(578,496)	(561,275)

Other income:
Interest and other income	731	1,496	1,524	3,057

Loss from operations, before provision for income taxes	(354,132)	(242,445)	(576,972)	(558,218)

Provision for income tax	-	-	-	-

Net loss	(354,132)	(242,445)	(576,972)	(558,218)

Net loss attributable to the non-controlling interest	(7,502)	(27,273)	(13,554)	(62,455)
Subsidiary preferred dividend attributable to the non-controlling interest	(6,639)	(6,968)	(12,510)	(13,553)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(339,991)	$(208,204)	$(550,908)	$(482,210)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	45,103,988	44,525,966	44,906,076	44,525,966

Weighted average number of common shares outstanding - diluted	45,103,988	44,525,966	44,906,076	44,525,966

Comprehensive Loss:
Net loss	$(354,132)	$(242,445)	$(576,972)	$(558,218)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	26,402	34,685	(2,875)	50,588
Total other comprehensive loss, net of tax	(327,730)	(207,760)	(579,847)	(507,630)
Comprehensive loss attributable to the non-controlling interest	19,990	29,748	16,484	65,656
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(307,740)	$(178,012)	$(563,363)	$(441,974)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE PERIOD ENDED JUNE 30, 2015
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2012	44,525,966	$44,526	$42,278,059	$(38,587,988)	$143,081	$(886,614)	$2,991,064

Comprehensive loss	-	-	-	-	9,449	(3,028)	6,421

Subsidiary preferred dividend	-	-	26,463	-	-	(26,463)	-

Net loss	-	-	-	(922,739)	-	(71,555)	(994,294)
Balance at December 31, 2013	44,525,966	44,526	42,304,522	(39,510,727)	152,530	(987,660)	2,003,191

Comprehensive loss	-	-	-	-	(49,941)	11,281	(38,660)

Subsidiary preferred dividend	-	-	24,929	-	-	(24,929)	-

Net loss	-	-	-	(993,706)	-	(137,424)	(1,131,130)
Balance at December 31, 2014	44,525,966	$44,526	$42,329,451	$(40,504,433)	$102,589	$(1,138,732)	$833,401

Issuance of shares for prepaid services	300,000	300	53,700	-	-	-	54,000

Issuance of shares for services	1,150,000	1,150	182,850	-	-	-	184,000

Comprehensive loss	-	-	-	-	55	(2,930)	(2,875)

Subsidiary preferred dividend	-	-	12,510	-	-	(12,510)	-

Net loss	-	-	-	(563,418)	-	(13,554)	(576,972)
Balance at June 30, 2015	45,975,966	$45,976	$42,578,511	$(41,067,851)	$102,644	$(1,167,726)	$491,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(576,972)	$(558,218)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of prepaid stock based fees	24,000	-
Stock based consulting fees	184,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,834)	(2,201)
Sales tax and other receivable	5,323	38,987
Deferred charges	(397,301)	-
Security deposit and other assets	(19,594)	(7,571)
Accounts payable	102,777	(41,107)
Taxation and social security payable	(3,420)	(4,811)
Deferred revenue	978,076	-
Total Adjustments	866,027	(16,703)

Net cash provided by (used in) operating activities	289,055	(574,921)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	16,944	47,690

Net increase (decrease) in cash and cash equivalents	305,999	(527,231)

Cash and cash equivalents, beginning of period	717,144	1,921,895

Cash and cash equivalents, end of period	$1,023,143	$1,394,664

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for prepaid services	$54,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of June 30, 2015 and the results of operations and cash flows for the six month periods ended June 30, 2015 and 2014. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015.

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

Since January 2013, the Company has provided further advances totaling £193,000 (approximately $312,650) into WL to fund its operations based on the prospective pipeline of opportunities that have been generated.

To date, there were no commercial agreements in place, and no revenues had been generated by WL.

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

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $313,400) to Bio-AMD Holdings to further fund operations. These loans, as of July 20, 2015, are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary Bio Alternative Medical Devices Ltd.

To date, no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through June 30, 2015.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $41,067,851, at June 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of June 30, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of June 30, 2015). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at June 30, 2015 and December 31, 2014 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the six month period ended June 30, 2015 closing rate at 1.5717 US$:GBP, average rate at 1.5233 US$:GBP and for the six month period ended June 30, 2014 closing rate at 1.7028 US$:GBP, average rate at 1.6687 US$:GBP.

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

Note 3 - Related Party Transactions

During the three month periods ended June 30, 2015 and 2014, we paid an aggregate of $49,156 and $47,996, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the six month periods ended June 30, 2015 and 2014 we paid an aggregate of $99,319 and $95,803, respectively, to ARM.  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £7,500 and £7,500 during the six month periods ended June 30, 2015 and 2014, respectively (approximately $11,500 and $12,500, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. On August 1, 2015 Bio-AMD Inc. ceased to use ARM’s offices, having relocated its principal executive offices to its Keckwick Lane address in Daresbury, Cheshire, U.K. The rental charge for use of the premises by the Company was set at £500 per month for Bio-AMD Inc. (approximately $750) and is set at £750 per month for Bio-AMD Holdings (approximately $1,150).

During the three month periods ended June 30, 2015 and 2014, we paid an aggregate of $36,461 and $39,966, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.  During the six month periods ended June 30, 2015 and 2014 we paid an aggregate of $72,351 and $79,257, respectively, to Mr. Barr.

During the three month periods ended June 30, 2015 and 2014, we paid an aggregate of $23,614 and $25,956, respectively, to David Miller, our President, for services provided to us by Mr. Miller in all capacities. During the six month periods ended June 30, 2015 and 2014 we paid an aggregate of $46,988 and $51,473, respectively, to Mr. Miller.

Note 4 - Stockholders’ Equity

During February 2015 we issued 300,000 shares of common stock, valued at $54,000, pursuant to a consulting agreement with a one year term. We will expense the value of the shares over that period. During the six months ended June 30, 2015, we recorded expense of $24,000.

During June 2015 we issued 1,150,000 shares of common stock, valued at $184,000, pursuant to a consulting agreement with a six month term.

Note 5 - Deferred Revenue

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

Rent expense was $18,870 and $11,544 for the three month periods ended June 30, 2015 and 2014, respectively. Rent expense was $37,550 and $24,292 for the six month periods ended June 30, 2015 and 2014, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $105,021 and $157,002 in consulting fees to these individuals for the three month periods ended June 30, 2015 and 2014, respectively, and $226,054 and $305,391 for the six month periods ended June 30, 2015 and 2014, respectively.

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

Note 7 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of June 30, 2015, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of June 30, 2015. Segment information for the three and six months ended June 30, 2015 and 2014 consists of the following:

Three months ended June 30, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	3	-	-	3
Other income	460	-	268	728
Segment net loss	(12,025)	(20,213)	(321,894)	(354,132)
Segment total assets	2,672	1,168,133	483,272	1,654,077
Expenditures for segment assets	-	-	-	-

Three months ended June 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	1	-	990	991
Other income	505	-	-	505
Segment net loss	(33,687)	(73,538)	(135,220)	(242,445)
Segment total assets	75,981	221,947	1,223,113	1,521,041
Expenditures for segment assets	-	-	-	-

Six months ended June 30, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	7	-	603	610
Other income	914	-	-	914
Segment net loss	(33,524)	(36,459)	(506,989)	(576,972)
Segment total assets	2,672	1,168,133	483,272	1,654,077
Expenditures for segment assets	-	-	-	-

Six months ended June 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	1	-	2,054	2,055
Other income	1,002	-	-	1,002
Segment net loss	(63,008)	(168,473)	(326,737)	(558,218)
Segment total assets	75,981	221,947	1,223,113	1,521,041
Expenditures for segment assets	-	-	-	-

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

During the quarter ended June 30, 2015, we were engaged in the following sectors:

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

In June 2015 Bio AMD Holdings Limited received notice of the grant of a U.S. patent dated June 2, 2015, under U.S. Patent No. US 9,046,512 protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

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

The market for female wellbeing, which includes digital home pregnancy and fertility testing, was estimated to be worth approximately $1.5 billion globally in 2012.  Whilst the market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response, several regions particularly Asia, have shown that demand from local distributors for OEM produced pregnancy test kits (“PTK”) is increasing, the key factors being price and marketability by way of unique product features. We are currently reviewing the viability of creating our own branded and/or OEM digital pregnancy testing kit which will entail our finalizing the manufacturing design file and obtaining appropriate territorial regulatory approval specifically for the Asian market.   Such a strategy will require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

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

●	Can be adapted to perform different immunoassays for testing in areas such as infectious diseases, drugs of abuse or oncology, especially where rapid diagnosis is critical, and
●	Has a simple system design, requiring minimal direct input costs and inline manufacturing processes to keep unit costs as low as possible.

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

We plan to develop the immunoassay platform initially for the cardiac marker POC testing market, which are measured to evaluate heart function.  Cardiac markers are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome.  The detection of these markers is used to diagnose myocardial infarction and its severity, typically troponin (cTnI or cTnT), myoglobin and creatine kinase MB isoenzyme (CK-MB). Our ultimate aim is to commercialize a product for the multiple cardiac marker testing market currently estimated by BCC Research to be worth US $1.3 billion globally in 2013 (including device, reagent and supply sales), and is expected to rise to $2.4 billion by 2018.

Additionally, we envisage the technology platform to be adaptable and be extended into new test areas, e.g. infectious diseases, drugs of abuse and oncology; having potential to expand into a multifunctional device, i.e. one analyzer using different strips for different tests; and can be introduced into high growth areas such as companion diagnostics (where POC devices are used to optimize the personalized dosage of a therapeutic drug).

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

In October 2014, the Company received an offer of a funding assistance award from Innovate UK, the UK’s Government supported innovation agency, in the amount of £23,326 ($36,655) for a “Proof of Market” report (“Report”) for our MIDS technology. A third party research company, Inventya Ltd., based in the UK, led an extensive market research project, working with us, into the potential for MIDS specifically into the cardiac marker POC testing market. The Report was received in May 2015 and includes a survey of key buyers, competitor analysis likely commercialization strategies. The Report concludes that strong potential opportunity exists for Bio-AMD’s MIDS technology to be applied to POC cardiac marker testing which would significantly accelerate the triage, diagnosis, treatment and disposition of patients. The Company plans to make further funding assistance applications in line with Innovate UK competitions as they are launched. A recent application made in March 2015 was unsuccessful, however we will be submitting applications across the various UK and EU grant schemes as and when suitable competitions arise.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £185,000 (approximately $313,400) to Bio-AMD to further fund operations.

To date, no revenues had been generated by Bio-AMD Holdings.

Operations - WL - Currency Risk Mitigating Business

WL is the creator of a proprietary algorithm that produces a global currency derivative quotation known as the WOCU®.  The WOCU can be applied to financial products provided by third parties such as index structure products, exchange traded funds or derivate contracts, with a view to mitigating any currency risk inherent within those products. The WOCU algorithm was completed in June 2009, with further work, including back-testing using historical foreign exchange data to prove the attributes of the WOCU design, taking place throughout 2010 until the WOCU’s launch late that year.  Since that time, the WL management team has sought to achieve licensing deals with a variety of financial institutions that are seeking to create financial products denominated in WOCU.

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

The WOCU quotation is calculated and published by WL as daily and hourly fixed reference prices for a total of 169 fiat currencies, digital currencies and commodities. In addition WOCU Foreign Exchange (“FX”) 1, 2, 3, 6, 9 and 12 month Forward quotations will be produced by WL against the USD, from which a Forward WOCU rate can be calculated for any currency for which Forward rates are currently quoted, plus WOCU Interest Rate forward quotations covering the Overnight 1, 2, 3, 6, 9 and 12 month money market periods. The WOCU reference price is fixed daily at 16:00 UTC against all major currencies and is also available as an hourly reference price, from 00:00 Monday to 23:00 Friday, and as hourly price captures for gold, silver and oil.

The WOCU quotation is available (non-exclusively) from WL’s re-seller Interactive Data Corporation (“IDC”) via its data terminals and data feeds under the ticker symbol XCU. IDC currently calculates and offers quotations for 47 WOCU based currency pairs, and 6 commodities, as cross rates and supplies a stand-alone WOCU real-time charting package application via IDC’s PrimePortal™ application. WOCU rates are also available on the professional Thompson Reuters platform and on the UK’s leading retail price data platform ADVFN.

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

WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally is responsible for its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and their deep contact network. To date six such IAs has been appointed.

Since January 2013, the Company has provided further advances totaling £193,000 (approximately $312,650) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Operations
We incurred losses from operations of $354,863 and $578,496 for the three and six month periods ended June 30, 2015, respectively, compared to losses from operations of $243,941 and $561,275 for the three and six month periods ended June 30, 2014, respectively.

The main components of the recorded operating loss during the three and six month periods ended June 30, 2015 compared to losses from continuing operations during the three and six month periods ended June 30, 2014 were as follows:

		3 months ended June 30,		6 months ended June 30,
	Note	2015	2014	2015	2014
Consulting expenses	1	$96,021	$157,002	$226,054	$305,390
Payroll and administrative expenses	2	-	53,790	-	110,275
Legal Fees	3	5,780	1,701	6,275	2,847
Professional Fees	4	9,369	17,894	72,389	88,050
Rent, Office related, Telecoms and Miscellaneous	5	25,245	2,568	46,445	28,617
Stock based consulting	6	199,000	-	208,000	-

(1)           Consulting expenses decreased by $60,981 to $96,021 for the three month period ended June 30, 2015, compared to $157,002 for the three month period ended June 30, 2014 and decreased by $79,336 to $226,054 for the six month period ended June 30, 2015 compared to $305,390 for the six month period ended June 30, 2014. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. The decrease was primarily due to certain consulting costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.

(2)           Payroll and administrative expenses decreased by $53,790 from $53,790 for the three month period ended June 30, 2014 to $0 for the three month period ended June 30, 2015 and decreased by $110,275 from $110,275 for the six month period ended June 30, 2014 to $0 for the six month period ended June 30, 2015. The decrease was due to certain payroll and administrative costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.

(3)           Legal fees increased by $4,079 from $1,701 for the three month period ended June 30, 2014 to $5,780 for the three month period ended June 30, 2015 and increased by $3,428 to $6,275 for the six month period ended June 30, 2015 from $2,847 for the six month period ended June 30, 2014. We continue to monitor all advisor related expenditure to ensure maximum value at minimal cost.

(4)           Professional fees comprised primarily of audit and financial compliance related costs, decreased by $8,525 from $17,894 for the three month period ended June 30, 2014 to $9,369 for the three month period ended June 30, 2015 and decreased by $15,661 from $88,050 for the six month period ended June 30, 2014 to $72,389 for the six month period ended June 30, 2015. The reduction was primarily due to a revision of ongoing audit and related fees as agreed with our auditor.

(5)           Rent, Office related, Telecoms and Travel expense was $25,245 for the three month period ended June 30, 2015 compared to $2,568 for the three month period ended June 30, 2014 and was $46,445 for the six month period ended June 30, 2015 compared to $28,617 for the six month period ended June 30, 2014. The increase of $17,828 for the six month period ended June 2015 can mainly be attributed to a change in laboratory and office premises utilized by Bio-AMD Holdings.

(6)           Stock based consulting expense was $199,000 for the three month period ended June 30, 2015 compared to $nil for the three month period ended June 30, 2014, and $208,000 for the six month period ended June 30, 2015 compared to $nil for the six month period ended June 30, 2014. On June 9, 2015 the company entered into a consulting agreement with a consultant to provide investor relationship services to Bio-AMD Inc., over a period of six months. As payment for these services we issued 1,150,000 restricted shares of our common stock in line with the consulting agreement. On the date of issuance, these shares were valued at $184,000 and, in line with the terms of the agreement, this non-cash charge has been expensed in full as a one-time payment on signing. On February 6, 2015 we issued 300,000 restricted shares of our common stock as payment for services to be supplied by a consultant to provide investor relationship services over a twelve month period pursuant to an agreement dated February 4, 2015. Under the terms of the agreement the consultant will provide investor relationship services to Bio-AMD Inc. The value of these shares issued amounted to $54,000 and have been accounted for as prepaid expenses released over the contract term, being $9,000 in the period from issuance to March 31, 2015, and $15,000 for the three month period ended June 30, 2015.

Revenues

We have not generated any revenues from operations for the three and six month periods ended June 30, 2015 and 2014.

Other Income

We recorded other income during the three and six month periods ended June 30, 2015 of $731 and $1,524, respectively, as compared to $1,496 and $3,057 for the three and six month periods ended June 30, 2014, respectively.  This balance relates to interest income and is reducing in line with the reduction in cash held on deposit.

Net Losses

We incurred a net loss in the amount of $354,132 and $576,972 ($0.01 and $0.01 per share) for the three and six month periods ended June 30, 2015, respectively, as compared to a net loss of $242,445 and $558,218 ($0.00 and $0.01 per share) for the three and six month periods ended June 30, 2014, respectively, for the reasons discussed above.

Liquidity and Capital Resources

We have limited cash reserves and may need substantial amounts of capital to implement our planned business strategies.  Given the unsettled state of the capital markets and credit markets, there is no assurance that we will be able to raise the amount of capital that we may seek to support our working capital requirements or for further investment in current and future operations.  If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, delaying implementation of aspects of our business plan or curtailing or abandoning our business plan.  Investing in us is a speculative investment and investors may lose all of their investment.

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At June 30, 2015, we had cash and cash equivalents of $1,023,143; other current assets of $476,186 consisting of value added tax and other receivables, deferred expenses and prepaid expenses, and current liabilities of $1,162,523, consisting of deferred revenue, accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities of operations was $289,055 for the six months ended June 30, 2015, as compared to net cash used of $574,921 for the six months ended June 30, 2014. The increase is primarily attributable to our net loss from operations of $576,972 and the net change in the balances of operating assets and liabilities in the aggregate amount of $866,027.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the six month periods ended June 30, 2015 and 2014.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of operations during the six month periods ended June 30, 2015 and 2014.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, cover our operating expenses, to obtain additional financing, and ultimately attain profitability. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has net loss for the six months ended June 30, 2015 of $576,972 and has an accumulated deficit of $41,067,851 at June 30, 2015.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned subsidiary including the FFE Ltd. subsidiaries (consisting of four inactive companies), WOCU Limited, (a 99.81% owned subsidiary as of June 30, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of June 30, 2015). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at June 30, 2015) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the six month period ended June 30, 2015 closing rate at 1.5717 US$:GBP, average rate at 1.5233 US$:GBP and for the six month period ended June 30, 2014 closing rate at 1.7028 US$:GBP, average rate at 1.6687 US$:GBP.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at June 30, 2015 and 2014 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of equity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2015 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During June 2015 we issued 1,150,000 restricted shares of our common stock as payment for $184,000 worth of services to be supplied by a consultant over a 6 month period pursuant to an agreement dated June 9, 2015. Under the terms of the agreement the consultant will provide investor relationship services to Bio-AMD Inc.  The issuance of the shares was made in reliance an exemption provided by section 4(a)(2) of the Securities Act of 1933.

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

BIO-AMD, INC.

August 13, 2015                                                                                 By: /s/ Thomas Barr
  Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

August 13, 2015                                                                                 By: /s/ Robert Galvin
  Robert Galvin, Chief Financial Officer