Form 10-Q
period 2015-09-30
Bio-AMD Inc.
filed 2015-11-09
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 45,975,966 shares of the issuer’s common stock outstanding as of November 6, 2015.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2015 and 2014 (unaudited)	5

Condensed Consolidated Statement of Equity for the nine months ended September 30, 2015 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$765,508	$717,144
Prepaid expenses	35,942	9,556
Value added tax and other receivables	13,090	24,063
Deferred charges	528,785	-

Total Current Assets	1,343,325	750,763

Property and equipment, net	270	277

Security deposits and other assets	153,718	132,671

Total Assets	$1,497,313	$883,711

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$104,197	$30,320
Accrued expenses	2,320	10,010
Taxation and social security	19,362	9,980
Deferred revenue	973,646	-

Total Current Liabilities	1,099,525	50,310

Total Liabilities	1,099,525	50,310

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 45,975,966 and 44,525,966 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	45,976	44,526
Additional Paid-in Capital	42,584,205	42,329,451
Accumulated other comprehensive income - foreign currency translation adjustment	83,308	102,589
Accumulated deficit	(41,172,468)	(40,504,433)
Total Bio-AMD, Inc. Stockholders' Equity	1,541,021	1,972,133
Non-controlling interest	(1,143,233)	(1,138,732)
Total Equity	397,788	833,401

Total Liabilities and Equity	$1,497,313	$883,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative charges	160,781	307,222	739,277	868,497

Total operating expense	160,781	307,222	739,277	868,497

Operating loss	(160,781)	(307,222)	(739,277)	(868,497)

Other income:
Grant income	77,872		77,872
Interest and other income	668	1,259	2,192	4,316

Loss from operations, before provision for income taxes	(82,241)	(305,963)	(659,213)	(864,181)

Provision for income tax	-	-	-	-

Net loss	(82,241)	(305,963)	(659,213)	(864,181)

Net income/(loss) attributable to the non-controlling interest	22,376	(46,964)	8,822	(109,419)
Subsidiary preferred dividend attributable to the non-controlling interest	(5,694)	(5,942)	(18,204)	(19,495)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(98,923)	$(253,057)	$(649,831)	$(735,267)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	45,975,966	44,525,966	45,266,425	44,525,966

Weighted average number of common shares outstanding - diluted	45,975,966	44,525,966	45,266,425	44,525,966

Comprehensive Loss:
Net loss	$(82,241)	$(305,963)	$(659,213)	$(864,181)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(11,525)	(54,325)	(14,400)	(3,737)
Total other comprehensive loss, net of tax	(93,766)	(360,288)	(673,613)	(867,918)
Comprehensive (income)/loss attributable to the non-controlling interest	(30,186)	39,900	(13,702)	105,556
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(123,952)	$(320,388)	$(687,315)	$(762,362)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2014	44,525,966	$44,526	$42,329,451	$(40,504,433)	$102,589	$(1,138,732)	$833,401

Issuance of shares for prepaid services	300,000	300	53,700	-	-	-	54,000

Issuance of shares for services	1,150,000	1,150	182,850	-	-	-	184,000

Comprehensive loss	-	-	-	-	(19,281)	4,881	(14,400)

Subsidiary preferred dividend	-	-	18,204	-	-	(18,204)	-

Net loss	-	-	-	(668,035)	-	8,822	(659,213)
Balance at September 30, 2015	45,975,966	$45,976	$42,584,205	$(41,172,468)	$83,308	$(1,143,233)	$397,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(659,213)	$(864,181)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Amortization of prepaid stock based fees	39,000	-
Stock based consulting fees	184,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,456)	(5,862)
Sales tax and other receivable	10,523	38,702
Deferred charges	(534,295)	-
Security deposit and other assets	(24,443)	(13,917)
Accounts payable	67,689	(36,510)
Taxation and social security payable	9,717	4,467
Deferred revenue	983,790	-
Total Adjustments	724,525	(13,120)

Net cash provided by (used in) operating activities	65,312	(877,301)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	(16,948)	(2,334)

Net increase (decrease) in cash and cash equivalents	48,364	(879,635)

Cash and cash equivalents, beginning of period	717,144	1,921,895

Cash and cash equivalents, end of period	$765,508	$1,042,260

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for prepaid services	$54,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bio -AMD, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2015 and the results of operations and cash flows for the three and nine month periods ended September 30, 2015 and 2014. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015.

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital, we entered into an Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd and FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007. FFE Ltd was engaged in the development of the business of manufacturing and distributing Oil Seed Rape (“OSR”) products.

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

From our inception through the date of these unaudited condensed consolidated financial statements, we have not generated any revenues and have incurred significant expenses. The Company intends to fund its development of the currency risk technology, diagnostic technology and on-going operations through equity and/or debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. Consequently, our operations are subject to all the risks and uncertainties inherent in the establishment of a new business enterprise.

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

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies, which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading certain third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types 1) a digital strip reader targeted initially into the “over the counter” female wellbeing market (including digital pregnancy, ovulation and fertility testing, 2) a blood coagulation device and 3) early stage development work into a POC immunoassay detection system based on magnetic nanoparticle manipulation.  In addition, Bio-AMD Holdings is working to develop various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £150,000 (approximately $256,000) to Bio-AMD Holdings to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary Bio Alternative Medical Devices Ltd.

To date, no revenues had been generated by Bio-AMD Holdings.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through September 30, 2015.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $41,172,468, at September 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of September 30, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2015). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at September 30, 2015 and December 31, 2014 is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2015 closing rate at 1.5164 US$:GBP, average rate at 1.5322 US$:GBP and for the nine month period ended September 30, 2014 closing rate at 1.6239 US$:GBP, average rate at 1.6693 US$:GBP.

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

Note 3 - Related Party Transactions

During the three month periods ended September 30, 2015 and 2014, we paid an aggregate of $46,613 and $48,425, respectively, to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the nine month periods ended September 30, 2015 and 2014 we paid an aggregate of $145,932 and $144,228, respectively, to ARM.  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £9,750 and £11,250 during the nine month periods ended September 30, 2015 and 2014, respectively (approximately $14,800 and $18,800, respectively), for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has use of the office space for internal, board and third party meetings and document storage. On August 1, 2015 Bio-AMD Inc. ceased to use ARM’s offices, having relocated its principal executive offices to its Keckwick Lane address in Daresbury, Cheshire, U.K. The rental charge for use of the premises by the Company was set at £500 per month for Bio-AMD Inc. (approximately $750) and is set at £500 per month for Bio-AMD Holdings (approximately $750).

During the three month periods ended September 30, 2015 and 2014, we paid an aggregate of $36,175 and $39,671, respectively, to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.  During the nine month periods ended September 30, 2015 and 2014 we paid an aggregate of $108,526 and $118,928 respectively, to Mr. Barr.

During the three month periods ended September 30, 2015 and 2014, we paid an aggregate of $23,494 and $25,764, respectively, to David Miller, our President, for services provided to us by Mr. Miller in all capacities. During the nine month periods ended September 30, 2015 and 2014 we paid an aggregate of $70,482 and $77,237 respectively, to Mr. Miller.

Note 4 - Stockholders’ Equity

During February 2015 we issued 300,000 shares of common stock, valued at $54,000, pursuant to a consulting agreement with a one year term. We will expense the value of the shares over that period. During the nine months ended September 30, 2015, we recorded expense of $39,000.

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

Rent expense was $15,844 and $18,897 for the three month periods ended September 30, 2015 and 2014, respectively. Rent expense was $53,394 and $43,189 for the nine month periods ended September 30, 2015 and 2014, respectively.

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders,executive officers and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $106,516 and $173,214 in consulting fees to these individuals for the three month periods ended September 30, 2015 and 2014, respectively, and $332,570 and $478,604 for the nine month periods ended September 30, 2015 and 2014, respectively.

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

Note 7 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of September 30, 2015, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings as of September 30, 2015. Segment information for the three and nine months ended September 30, 2015 and 2014 consists of the following:

Three months ended September 30, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	4	-	200	204
Other income	465	77,872	-	78,337
Segment net income (loss)	(3,332)	60,491	(139,400)	(82,241)
Segment total assets	7,050	1,166,370	323,893	1,497,313
Expenditures for segment assets	-	-	-	-

Three months ended September 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	8	-	751	759
Other income	500	-	-	500
Segment net loss	(29,852)	(126,778)	(149,333)	(305,963)
Segment total assets	43,735	162,539	966,980	1,173,254
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	11	-	803	814
Other income	1,379	77,872	-	79,251
Segment net income (loss)	(36,856)	24,032	(646,389)	(659,213)
Segment total assets	7,050	1,166,370	323,893	1,497,313
Expenditures for segment assets	-	-	-	-

Nine months ended September 30, 2014:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	9	-	2,805	2,814
Other income	1,502	-	-	1,502
Segment net loss	(92,860)	(295,251)	(476,070)	(864,181)
Segment total assets	43,735	162,539	966,980	1,173,254
Expenditures for segment assets	-	-	-	-

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately $1,287,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD currently has eight patent applications pending covering its three technology platforms. The Company has provided additional working capital to Bio-AMD by way of intercompany loans amounting to £150,000 (approximately $256,000) to Bio-AMD to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary Bio Alternative Medical Devices Ltd.

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

During the quarter ended September 30, 2015, we were engaged in the following sectors:

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

In late 2013, we filed a patent application for a multi-chamber microfluidic strip design, incorporating a novel locking mechanism that allows for the control of fluid flow through the strip.  In addition to being able to test for PT/INR which requires the presence of a single reagent in the immunoassay testing process, this enhanced strip design enables additional coagulation based tests requiring the use of multiple reagents in the immunoassay process, e.g. Activated Partial Thromboplastin Time (“APTT”), a laboratory based test which is used to measure the activity of direct thrombin inhibitors.

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

We expect the study to be completed in line with expectations. There can be no assurance that the Study will be successfully completed or that Sysmex will enter into additional agreements to jointly develop with us the Products or that such a manufacturing/license agreement will ever be consummated or that the Products will ever be commercially sold by Sysmex.

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

The market for female wellbeing, which includes digital home pregnancy and fertility testing, was estimated to be worth approximately $1.5 billion globally in 2012.  Whilst the market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response, in several regions, particularly Asia, there is demonstrated demand from local distributors for OEM produced digital pregnancy test kits (“PTK”), the key factors being price and marketability by way of unique product features. Options for DSR might include creating our own branded and/or OEM digital pregnancy testing kit, or partnering with a qualified distributor aiming to launch a branded product into the region.  This will entail our finalizing a product manufacturing design file and obtaining appropriate territorial regulatory approval specifically for the Asian market. Such a strategy will require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

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

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £150,000 (approximately $256,000) to Bio-AMD to further fund operations.

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

The WOCU’s generally low volatility against fiat currencies offers huge commercial advantages as a unit of account for the denomination of world trade, compared to the status quo of cross border trade denominated in fiat currency pairs, or in US Dollars.  Transactions across currencies (except in isolated cases where one exchange rate is “pegged” to the other) inevitably involve potential foreign exchange risk caused by movements in exchange rates. The advantage of denominating a transaction involving foreign exchange in WOCU is that it can lower the foreign exchange (“FX”) volatility as compared to traditional currency pairs.

The WOCU, subject to the achievement of the WL corporate strategy and business model described below, is expected to have application to:

•	Multinational corporate treasury operations;

•	Reference pricing for general global trade;

•	Reference pricing for currency, fixing, including virtual, online currencies;

•	Commodity pricing and trade;

•	Currency balanced savings accounts;

•	Fund management, including Exchange Traded Funds;

•	FX and derivative trading and speculation;

•	Global index calculations; and

•	Reserve ratio applications (similar to the IMF’s Special Drawing Right or SDR).

The WOCU’s apolitical, bank-independent, transparent, instant availability and universal nature are believed to be a key differentiator compared to alternative methods of hedging against currency risk.

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

The WOCU quotation is also available via a mobile application for Apple mobile devices known as “WOCU”. This application supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WL by RSS feed, e-mail and via WL’s FTP server. The WOCU quotation as an hourly updated price is also available from the Company’s corporate website www.wocu.com

WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally is responsible for its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and their deep contact network. To date six such IAs have been appointed.

Since January 2013, the Company has provided further advances totaling £193,000 (approximately $312,650) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Operations
We incurred losses from operations of $82,240 and $659,212 for the three and nine month periods ended September 30, 2015, respectively, compared to losses from operations of $305,963 and $864,181 for the three and nine month periods ended September 30, 2014, respectively.

The main components of the recorded operating loss during the three and nine month periods ended September 30, 2015 compared to losses from continuing operations during the three and nine month periods ended September 30, 2014 were as follows:

		3 months ended September 30,		9 months ended September 30,
	Note	2015	2014	2015	2014
Consulting expenses	1	$106,516	$173,214	$332,570	$478,604
Payroll and administrative expenses	2	-	57,029	-	167,304
Legal Fees	3	599	4,278	6,874	7,125
Professional Fees	4	70,156	20,000	83,910	108,050
Rent, Office related, Telecoms and Miscellaneous	5	20,038	28,237	66,483	56,854
Stock based consulting	6	15,000	-	223,000	-

(1)           Consulting expenses decreased by $66,698 to $106,516 for the three month period ended September 30, 2015, compared to $173,214 for the three month period ended September 30, 2014 and by $146,034 to $332,570 for the nine month period ended September 30, 2015 compared to $478,604 for the nine month period ended September 30, 2014. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. The decrease was primarily due to certain consulting costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.

(2)           Payroll and administrative expenses decreased by $57,029 to $0 for the three month period ended September 30, 2015, compared to $57,029 for the three month period ended September 30, 2014 and by $167,304 to $0 for the nine month period ended September 30, 2015 compared to $167,304 for the nine month period ended September 30, 2014. The decrease was due to certain payroll and administrative costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.

(3)           Legal fees decreased by $3,679 from $4,278 for the three month period ended September 30, 2014 to $599 for the three month period ended September 30, 2015 and decreased by $251 to $6,874 for the nine month period ended September 30, 2015 from $7,125 for the nine month period ended September 30, 2014. We continue to monitor all advisor related expenditure to ensure maximum value at minimal cost.

(4)           Professional fees comprised primarily of audit and financial compliance related costs, increased by $50,156 from $20,000 for the three month period ended September 30, 2014 to $70,156 for the three month period ended September 30, 2015 and decreased by $24,140 from $108,050 for the nine month period ended September 30, 2014 to $83,910 for the nine month period ended September 30, 2015. The increase for the three month period ended September 30, 2015 relates to timing of invoices received and paid. The reduction for the nine month period was primarily due to a revision of ongoing audit and related fees as agreed with our auditor.

(5)           Rent, Office related, Telecoms and Travel expense was $20,038 for the three month period ended September 30, 2015 compared to $28,237 for the three month period ended September 30, 2014 and was $66,483 for the nine month period ended September 30, 2015 compared to $56,854 for the nine month period ended September 30, 2014. The increase of $9,629 for the nine month period ended September 30, 2015 can mainly be attributed to a change in laboratory and office premises utilized by Bio-AMD Holdings.

(6)           Stock based consulting expense was $15,000 for the three month period ended September 30, 2015 compared to $0 for the three month period ended September 30, 2014, and $223,000 for the nine month period ended September 30, 2015 compared to $0 for the nine month period ended September 30, 2014. On June 9, 2015 the company entered into a consulting agreement with a consultant to provide investor relationship services to Bio-AMD Inc., over a period of six months. As payment for these services we issued 1,150,000 restricted shares of our common stock in line with the consulting agreement. On the date of issuance, these shares were valued at $184,000 and, in line with the terms of the agreement, this non-cash charge has been expensed in full as a one-time payment on signing. On February 6, 2015 we issued 300,000 restricted shares of our common stock as payment for services to be supplied by a consultant to provide investor relationship services over a twelve month period pursuant to an agreement dated February 4, 2015. The value of these shares issued amounted to $54,000 and have been accounted for as prepaid expenses released over the contract term, being $223,000 in the period from issuance to September 30, 2015, and $15,000 for the three month period ended September 30, 2015.

Revenues

We have not generated any revenues from operations for the three and nine month periods ended September 30, 2015 and 2014.

Other Income

We recorded other income during the three and nine month periods ended September 30, 2015 of $78,541 and $80,065, respectively, as compared to $1,259 and $4,316 for the three and nine month periods ended September 30, 2014, respectively.  During the three month period ended September 30, 2015, a UK tax credit was granted to our subsidiary Bio Alternative Medical Devices Ltd. amounting to £50,824 (approximately $78,000) in consideration for a retrospective application for the partial surrender of operating tax losses in the financial year ended December 31, 2013, in return for a cash payment.  The balance relates to interest income of approximately £2,000.  We intend to make further similar applications for subsequent tax years to maximize cash flow into Bio Alternative Medical Devices Ltd.

Net Losses

We incurred a net loss in the amount of $82,240 and $659,212 ($0.00 and $0.01 per share) for the three and nine month periods ended September 30, 2015, respectively, as compared to a net loss of $305,963 and $864,181 ($0.01 and $0.02 per share) for the three and nine month periods ended September 30, 2014, respectively, for the reasons discussed above.

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

Since our inception, we have been financed primarily by private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of legal fees of $20,000), $13,391,879 on May 29, 2007 (net of legal fees of $1,492,000), and $3,940,189 on July 29, 2007 (net of legal fees of $444,654) by way of three separate private placements of shares of common stock.  At September 30, 2015, we had cash and cash equivalents of $765,508; other current assets of $577,817 consisting of value added tax and other receivables, deferred expenses and prepaid expenses, and current liabilities of $1,099,524, consisting of deferred revenue, accounts payable, accrued expenses, and taxation and social security.  We attribute our net loss to having no operating revenues to sustain our operating costs.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities of operations was $65,313 for the nine months ended September 30, 2015, as compared to net cash used of $877,301 for the nine months ended September 30, 2014. The increase is primarily attributable to our net loss from operations of $659,212 and the net change in the balances of operating assets and liabilities in the aggregate amount of $724,525. This increase in cash provided by operating activities is mainly due to the income received and currently being utilized as deferred income and is offset by deferred expenditure within BioAMD Ltd.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the nine month periods ended September 30, 2015 and 2014.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of operations during the nine month periods ended September 30, 2015 and 2014.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, cover our operating expenses, to obtain additional financing, and ultimately attain profitability. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has net loss for the nine months ended September 30, 2015 of $659,212 and has an accumulated deficit of $41,172,468 at September 30, 2015.  These factors raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

General

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc. and Flex Fuels Energy Limited (“FFE Ltd”), a wholly owned and now dissolved subsidiary including the FFE Ltd. subsidiaries (consisting of four dissolved companies), WOCU Limited, (a 99.81% owned subsidiary as of September 30, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2015). All significant intercompany transactions and balances have been eliminated in consolidation. The 0.19% third party ownership of WOCU Limited, and the 37% third party ownership of Bio-AMD Holdings Limited (both as at September 30, 2015) are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2015 closing rate at 1.5164 US$:GBP, average rate at 1.5322 US$:GBP and for the nine month period ended September 30, 2014 closing rate at 1.6239 US$:GBP, average rate at 1.6693 US$:GBP.

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at September 30, 2015 and 2014 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the unaudited condensed consolidated statement of equity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2015 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

BIO-AMD, INC.

November 9, 2015                                                                               By: /s/ Thomas Barr
  Thomas Barr, Chief Executive Officer

BIO-AMD, INC.

November 9, 2015                                                                               By: /s/ Robert Galvin
  Robert Galvin, Chief Financial Officer