Form 10-K
period 2015-12-31
Bio-AMD Inc.
filed 2016-03-30
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  000-52601

BIO-AMD, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Daresbury Innovation Centre, Keckwick Lane, Daresbury, UK	WA4 4FS
(Address of principal executive offices)	(Postal Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2015, there were 45,975,966 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 44,923,584 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was approximately $5,840,066 based on the closing price of $0.13 for the registrant’s common stock on June 30, 2015.

As of March 21, 2016 there were 45,975,966 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

3.
The intensity of competition in both industries in which our subsidiaries operate; e.g. that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products;

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

On May 1, 2009, we acquired stock of WDX Organisation Limited, a corporation incorporated under the laws of England and Wales representing a 51% interest in the company. Since such time, we have acquired additional stock of WDX Organisation Limited and as of December 31, 2015 owned 99.81% of WDX Organisation Limited making it a majority owned subsidiary of ours. WDX Organisation Limited is the developer of a technology designed to mitigate currency risk. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013. See “Item 1. Business – Business Overview – WL Currency Risk Mitigating Business”.

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

During the fiscal year ended December 31, 2015, we were engaged in the following sectors:

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

Our Strategy

Since May 2009, we have acquired stock resulting in the majority ownership of two potential high growth businesses, which we believe can create shareholder value:

●	Bio-AMD, a company of which we own 63%, is a medical technology company focused in the rapidly expanding POC medical diagnostic market.

●
WL, a company of which we own 99.81%, has developed the WOCU, a derivative quotation designed to mitigate currency risk, that can be licensed into a wide variety of corporate and retail financial based products including, but not limited to, exchange traded funds, indexed structured products and derivatives.

During fiscal year 2016, we will continue to develop and attempt to commercialize our products with the objective of creating sales revenue from these operations. This will necessitate the use of funds from our available cash balances, and will also require us to raise additional funds to support our overhead and future growth plans.  Bio-AMD is the primary focus of our operations.

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

·           A disposable micro-fluidic test strip which has been adapted to measure prothrombin time (PT/INR) and designed to be capable of performing additional coagulation related tests such as APTT and DTI, through a POC blood coagulation monitoring device (“COAG”) enabling patient based, anticoagulant drug therapy monitoring;

·           A Digital Strip Reader (“DSR”) able to read a wide variety of lateral flow based immunoassay diagnostic test strips already in the POC market including, but not limited to, cardiac markers, infectious diseases, drugs of abuse and female wellbeing (pregnancy/ovulation testing) to provide semi-quantitative results; and

·           A disposable test strip combining micro-fluidics and ‘lab-on-chip’ technology providing fully quantitative measurement into a highly sensitive and accurate immunoassay POC platform that detects nanoparticles through magnetic manipulation using a novel magnetic and optical double detection technique – Magnetic Immunoassay Detection System (“MIDS”).

COAG

Bio-AMD’s micro-fluidic strip technology has been applied for use in a POC hand-held device to detect prothrombin time (“PT”)/International Normalized Ratio (“INR”), or the speed of blood coagulation. In 2013, the POC coagulation market for PT/INR measurement was estimated to be worth approximately US$ 870 million globally and projected to grow to an estimated US$ 1.1 billion by 2017.  Market growth is driven by the rising number of patients using anti-coagulation therapy, growing clinical evidence supporting the use of such testing and strong patient demand for patient self-testing. The market is dominated by a small number of major players including Alere, Roche, Siemens and Philips who have either developed products internally or have acquired exclusive rights to license appropriate technologies from smaller companies.  Patients with cardiac problems are often on life-long oral anticoagulation therapy, for example Warfarin. Frequent testing and careful monitoring of the PT/INR or blood coagulation to regulate the doses of anticoagulation therapy is a necessity.  A patient taking too much anticoagulant is at risk of serious bleeding events and if too little is taken they may be at risk of thrombosis.   PT/INR measurement products currently in the market are often cited as being expensive and complicated to use.

Bio-AMD has established a design that allows for low cost manufacture of the disposable strip whilst ensuring scalability and repeatability.  We have performed extensive in-house bench tests at our laboratory and further tested in an initial hospital study producing comparable results to the current ‘best in market’ devices, which we believe validates the feasibility of our design.

In late 2013, we filed a patent application for a multi-chamber microfluidic strip design, incorporating a novel locking mechanism that allows for the control of fluid flow through the strip.  In addition to being able to test for PT/INR which requires the presence of a single reagent in the immunoassay testing process this enhanced strip design enables additional coagulation based tests requiring the use of multiple reagents in the immunoassay process, e.g. Activated Partial Thromboplastin Time (“APTT”), a laboratory based test used to measure the activity of direct thrombin inhibitors.

In June 2015 Bio AMD Holdings Limited received notice of the grant of a U.S. patent dated June 2, 2015, under U.S. Patent No. US 9,046,512 protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

We plan to apply the new strip design to multiple, different coagulation specific tests utilizing a common hand held reader device to display the results.  For example, a clinician testing for PT/INR would use a specific PT/INR strip and record the result from the reader. The clinician would then be able to test for APTT using a separate APTT specific strip using the same reader device. The test strips would use a common plastic component design, which we believe will reduce overall production costs.

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

On December 17, 2014, we entered into a Master Agreement (the “Agreement”) with Sysmex Corporation (“Sysmex”) pursuant to which the parties will jointly conduct a feasibility study (the “Study”) for the potential development of our POC COAG system including a reader device with disposable test strips for PT-INR assays and potentially new future assays in the field of hemostasis (the “Products’).  The results of the Study will form the basis on which we will negotiate with Sysmex the terms and conditions of possible future terms for further development of the Products (the “Research”). Under the terms of the Agreement, Sysmex will own all new intellectual property developed by either party in connection with the Study, and will reimburse Bio-AMD Ltd. for costs and expenses incurred in connection with the project development. An expense advance of £642,067 (approximately $980,000) was made to Bio-AMD Ltd. on January 20, 2015. If Sysmex determines the feasibility study to be successful and decides to progress with the Research, further cost reimbursements will be made during the term of the Agreement linked directly to milestone criteria and deliverables to be agreed by both parties.

The Agreement will terminate after 27 months or upon completion of the Research, whichever is earlier, and may be terminated by (i) Sysmex upon one month’s notice to Bio-AMD Ltd. and (ii) Bio-AMD Ltd. upon three month’s written notice to Sysmex.

During the term of the Agreement, both parties intend to determine the terms under which Bio-AMD Ltd. will either manufacture the Products or license its intellectual property, upon which any new intellectual property developed by either party in connection with the Study will be based, to allow the third-party manufacture of the Products, and for the terms under which Sysmex acquires the manufactured Products and its commercial resale.

The Study has been successfully completed and the results presented to Sysmex which is now clarifying the plan for the next phase of development. There can be no assurance that Sysmex will enter into additional agreements to jointly develop with us the Products or that such a manufacturing/license agreement will ever be consummated or that the Products will ever be commercially sold by Sysmex.

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

We have also been exploring, at an early stage, the potential to add value to diagnostic screening campaigns led by the National Health Service (“NHS”) in the UK.  We are currently developing an approach to provide fully integrated, remote HIV based screening services, working with a partner. Utilizing a disposable diagnostic test, an individual patient case may be securely tracked from patient request and subsequent sample receipt through to patient result handling and treatment as required.  A similar screening approach adopted in other STD testing by the NHS has seen both an increased number of screens and a higher diagnostic rate as targeted by the NHS.  Discussions are at an early stage, and, if successful, may involve us providing a small number of units for a pilot scheme approved by the NHS and working closely with a partner to provide other aspects of the integrated service.  Approval for such a scheme by the NHS cannot be guaranteed.

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

●	Is capable of multiplexing i.e. performing multiple types of test from the same sample,
●	Provides full connectivity and networking for collection, storage and transfer of data and results,
●	Displays test results in minutes (less than 8 minutes for a panel of up to 3 tests),
●	Requires a finger prick sample size for a single test,
●	Utilizes a handheld reader and single disposable cartridge designed to be operated by a minimally trained person, requiring modest manual operation, other than for sample collection,
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

In October 2014, the Company received a funding assistance award from Innovate UK, the UK’s Government supported innovation agency, in the amount of £23,326 ($36,655) for a “Proof of Market” report (“Report”) for our MIDS technology. A third party research company, Inventya Ltd., based in the UK, led an extensive market research project, working with us, into the potential for MIDS specifically into the cardiac marker POC testing market. The Report was received in May 2015 and includes a survey of key buyers, competitor analysis likely commercialization strategies. The Report concludes that strong potential opportunity exists for Bio-AMD’s MIDS technology to be applied to POC cardiac marker testing which would significantly accelerate the triage, diagnosis, treatment and disposition of patients. The Company plans to make further funding assistance applications across the various UK and EU grant schemes as and when suitable competitions arise.

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

In early 2016, the Company received a grant of patent from the State Intellectual Property Office of the People’s Republic of China (“PRC”) for our MIDS technology. The Company has made similar MIDS technology patent applications in the U.K. and in more than 145 Contracting States under the international Patent Cooperation Treaty, and separately in the U.S.A., European Union and India.

Patent costs are capitalized and included in our balance sheet under “Security deposits and Other assets”.  As at December 31, 2015, capitalized patent costs amounted to £111,556 ($169,565). We will continue to file and prosecute patent applications when and where appropriate to attempt to protect our rights in our proprietary technologies.

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

Bio-AMD expects that its revenue model will include revenue sharing or royalty payments, licensing sales, and milestone awards from development partners, depending on the terms of the commercial agreement entered into.  Our plan for the fiscal year ending 2016 is to continue in our attempts to secure commercial agreements for DSR for pregnancy and other applications, and to progress with the Agreement signed by Sysmex.  We are also flexible towards the establishment of manufacturing capability, specifically for disposable strips, where quality and regulatory compliance are paramount.  Having a captive manufacturing facility would enable us to maintain control over the quality and regulatory aspects of the strip, and would also potentially add significantly to sales revenues.  However, we will only contemplate such moves where it makes economic sense to do so and where we believe significant value can be added to our business.

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

Bio-AMD continues to be alert to grant funding opportunities and tax based incentives primarily from the UK Government based initiatives and schemes, as and when they arise.   Bio-AMD has been successful in applying for tax credits whereby computed tax losses in the UK entity are surrendered for cash at a pre-determined rate.  To date we have applied for and successfully received a total of £204,741 (approximately $326,000) in cash payments for tax losses surrendered for the UK tax periods 2010-2014. We will continue to make such applications and opt for further cash payments for subsequent years, however there can be no assurance that we will be successful.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $148,000 as of December 31, 2015) to Bio-AMD Holdings to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary Bio Alternative Medical Devices Ltd.

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

On May 1, 2009 we entered into an Investment Agreement (the “Investment Agreement”) with WL, and the founding shareholders of WL (the “Founders”), the owners of all of the issued and outstanding shares of WL.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WL.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”.  As of December 31, 2015and currently, we own 99.81% of the issued and outstanding share capital of WL on a fully diluted basis.

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

Effective January 29, 2013 WL changed its name to WOCU Limited from WDX Organisation Limited.

WL’s product – the WOCU

The WOCU is a foreign exchange derivative quotation computed by our proprietary algorithm; a weighted currency basket encompassing the exchange rates of the fiat (national) currencies of the world’s twenty largest economies (currently accounting for around 81% of global production), weighted by the International Monetary Fund (“IMF”) Gross Domestic Product figures of those individual countries and outputted as daily and hourly reference prices.

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

The WOCU quotation is also available via a mobile application for Apple mobile devices known as “WOCU”. This application supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WL by RSS feed, e-mail and via WL’s FTP server. The WOCU quotation as an hourly updated price is also available from the Company’s corporate website www.wocu.com

WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally is responsible for its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and their deep contact network. To date six such IAs have been appointed and one is considered to be active.

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

Our commercial activities are undertaken by our active IAs chosen based on their experience and knowledge of the financial markets, and who have a deep client network to help promulgate the Wocu brand.  In the event that a contract is agreed, commission is paid to the individual or organization the terms of which are to be agreed on an individual basis.

During March 2015, we received expressions of interest from parties considering utilizing the WOCU for cross border transactions as a unifying currency reference within international software platforms. We continue to explore and progress these opportunities as they may offer a simpler route to market and to establish use of the WOCU. However, there can be no assurance that we will conclude any formal arrangements for licensing or, if concluded, that we will generate a positive return on investment or provide operating revenues.

Since January 1, 2012, Mr. Michael Blakey, IT and Operations Director, has assumed leadership responsibility for WL. The Board of WL, which also serves as the operational management team, comprises Mr. Blakey, Mr. Thomas Barr and Mr. Robert Galvin. Messrs. Barr and Galvin also serve as directors of Bio-AMD, Inc. WL currently runs on a projected annual cash burn of £6,000, (approximately $9,200) per annum.

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

Employees

As of December 31, 2015 neither the Company nor WL had any direct employees.

Bio-AMD has engaged three employed persons under service agreements containing terms and conditions which are in the normal course of business.

Effective August 29, 2012 WL entered into a consultancy agreement (the “Consulting Agreement”) with Grabling Services Limited through which the services of Mike Blakey (the “Consultant”) are provided. Mr. Blakey manages the WL business on a day to day basis. Under the Consulting Agreement Mr. Blakey was paid £2,500 per calendar month which has been amended to, as of May 1, 2015, to £500 per calendar month (approximately US $760).

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

Further details of the Supply of Services Agreements are provided in Item 10. Directors, Executive Officers, and Corporate Governance. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. To the extent that we are successful in developing our businesses we may need to hire additional employees/contractors during the fiscal year ending 2016.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

Investing in our shares involves a high degree of risk. Before you invest in our shares, you should understand the high degree of risk involved. You should carefully consider the following risks and other information in this Form 10-K, including our financial statements and related notes appearing elsewhere in this Form 10-K, before you decide to invest in our shares. If any of the events described below actually occurs, our business, financial condition and operating results could be harmed. In such an event, the market price of our shares would likely decline and you could lose part or all of your investment.

We have incurred losses since our inception, have yet to achieve profitable operations and anticipate that we will continue to incur losses for the foreseeable future.

For our 2015 fiscal year, we incurred an operating loss of $911,423. In each of our prior fiscal years we have had an operating loss and carry a significant accumulated loss as a development stage company.  We have generated no revenues to date from any of our operating segments.  We plan to increase our expenses associated with the development of our Point Of Care (“POC”) diagnostics business and with the development of our currency risk mitigation business.  Before we are able to achieve revenues that cover our operational expenses, we believe that there will have to be additional financing, substantial marketing, and product testing, among other things.  There is no assurance we will be able to derive revenues from the exploitation of our POC diagnostics business or our currency risk mitigation business to successfully achieve positive cash flow or that our POC diagnostics business or currency risk mitigation business will be successful.

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

The consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have accumulated a loss to date and have relied on raising funds through private placements. From inception (March 10, 2006) to December 31, 2015 we raised approximately $18,977,000, net of placement costs, and at December 31, 2015 held $437,400 in cash. Our consolidated financial statements do not include any adjustments that might result from our inability to continue as a going concern.

As shown in the accompanying consolidated financial statements, we have not generated any revenue since March 10, 2006 (date of inception) to December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The future of our Company is dependent upon our ability to obtain financing, to generate sufficient cash flow from our planned businesses and ultimately to obtain profitability. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we pursue the contemplated business development and expansion activities, we will require additional financing to fund our operations.  We will seek such additional funds through private placements of our equity or debt securities or through loans from financial institutions, our directors or our stockholders.  Currently, we do not have any arrangements in place for additional funding.  There can be no assurance that we will be able to raise the additional funds needed, on terms acceptable to us or at all. If we do not obtain additional financing, when required, our planned business may fail.

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

We are a smaller reporting company with no direct employees as of December 31, 2015. WL had no employees as at December 31, 2015. Bio-AMD had three employees as of December 31, 2015. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our prospective currency risk mitigation and POC diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

Our business is headquartered in the United Kingdom and none of our directors are resident in the United States; accordingly it may be difficult to enforce any liabilities against them.

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

The development and marketing of medical products and devices is extremely competitive and our commercial opportunity will be reduced or eliminated if the size of the market opportunity is less than we expect. In many cases we will compete with entrenched multi-national corporations, such as Siemens, Alere, Philips, Roche, Beckman Coulter, Abbott Laboratories and others, all of whom have similar products already being manufactured and sold. Competitors range from development stage companies to major domestic and international companies, most of which have substantially greater financial, technical, marketing and human resource capabilities than we have, as well as established positions in markets, name brand recognition, and established ties with original equipment manufacturers (“OEMs”). These or other companies may succeed in developing products or technologies that are more effective than those being developed by us or which would render our products and technology obsolete or non-competitive in the marketplace.

The development of our products and technology is uncertain.

Our development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. In addition to having the necessary funding, our success will depend upon our products and technologies being differentiated from similar products and technologies and then meeting acceptable cost and performance criteria and timely introduction into the marketplace. All of our proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization. If development activities are unsuccessful, we may need to delay, reduce the scope of or eliminate some or all of our development programs and significant monies and management time invested may be rendered unproductive and worthless. Diagnostic devices must be tested for safety and performance in laboratory and clinical trials before regulatory clearance for marketing is achieved. Such studies are costly, time consuming and unpredictable. Clinical trials may not be successful and marketing authorization may not be granted which may result in us not being profitable, or trigger dissolution of partnerships or collaborative relationships. The outcome of early clinical trials may not be predictive of the success of later clinical trials. Failed clinical trials may result in considerable investments of time and money being rendered unproductive and worthless.

Additionally, unanticipated trial costs or delays could cause substantial additional expenditure that is not reimbursed by a partner, cause us to miss milestones which trigger a financial payment or cause us or a partner to delay or modify our plans significantly. This would harm our business, financial condition and results of operations.

Bio-AMD will rely on third parties to support product delivery.

Under the current business plan, Bio-AMD may not manufacture or self-distribute its products. Consequently, Bio-AMD may need to rely on third parties for the manufacture and distribution of its products on an ongoing basis. Any failure on their part would disrupt product delivery and availability. To the extent we are able to enter into collaborative or strategic arrangements with respect to our products, we will be exposed to risks and uncertainties related to those arrangements which we will attempt to manage, as far as possible, by contractual arrangement. However, the customer or partner will generally make the key decisions on product choice, regulatory approvals, product launch, product manufacture and marketing and promotion. Decisions made by our partner with respect to the commercialization of the products we develop with them will significantly affect the extent and timing of revenues to us. For example, our partner may choose not to launch new products we develop, may choose to launch the products in a limited number of jurisdictions, may delay the launch of products, may undertake only limited sales and marketing efforts to commercialize the products, all of which would have a material adverse effect on our business and financial position. Collaborative arrangements, licensing agreements or strategic alliances will subject us to a number of risks, including the risk that:

•	we do not control the amount and timing of resources that our strategic partners may devote to our products;

•	we do not control the decision to pursue or amend a product, the timing of development activities, product launches and extent of marketing and sales activities;

•	our partners may experience financial difficulties;

•	business combinations or significant changes in a partner’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our products.

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

Our common stock is traded on OTC Markets (Ticker: BIAD.QB) and our shares are characterized as a penny stock. As such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

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

Although we are not in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Adverse economic conditions may harm our business.

Market and economic conditions have been challenging worldwide. Continuing concerns have led to increased market volatility and diminished expectations for world economies. These factors may include fluctuations in foreign exchange rates, inflation, interest rates, rate of economic growth, taxation laws, consumer spending, unemployment rates, government fiscal, monetary and regulatory policies and consumer and business sentiment. Any of these factors have the potential to cause costs to increase or revenues to decline. Continued turbulence in the international markets and economies may adversely affect our ability to enter into or maintain collaborative arrangements, the behavior and financial condition of our current and any future customers and partners and the spending patterns of users of the products we are developing. This may adversely impact demand for our services and for products developed by us.

The price of our shares is highly volatile and could decline significantly.

The price of our shares is highly volatile and could decline significantly. The market price of our shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the entry into, or termination of, key agreements, including key collaboration agreements and licensing agreements;

•	the extent of our ability to publically disclose sensitive information due to confidentiality restrictions placed upon us by collaborative partners;

•	third party disclosures out of our control and critical of the Company, its strategy, or our management;

•	any inability to obtain additional financing on favorable terms to fund our operations and pursue our business plan;

•	future sales of our common stock or debt or convertible debt securities or other capital-raising activities, and the terms of those issuances of securities;

•	future revenue streams from product sales, if any, by our collaborative partners, and the extent of demand for, and sales of, our products;

•	the initiation of material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or otherwise;

•	our results of operations and financial condition, including our cash reserves, cash burn and cost level;

•	general and industry-specific economic and regulatory conditions that may affect our ability to successfully develop and commercialize products;

•	the loss of key employees;

•	the introduction of technological innovations or other products by our competitors;

•	sales of a substantial number of shares of our common stock by our large stockholders;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	issuance of shares by us, and sales in the public market of the shares issued, upon exercise of our outstanding warrants; and

•	period-to-period fluctuations in our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

We occupy our premises, which we use as our administrative and management offices, by means of the following rental arrangements:

•
One of these offices previously served as the Company’s primary business address and is located at 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK, comprising office space and meeting rooms in central London. The lessee of these premises is the ARM Partnership (Robert Galvin, our Chief Financial Officer, is a Partner of that partnership).  The Company has had use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company was set at £500 per month for Bio-AMD Inc. (approximately $760), this ceased on July 31, 2015 and £750 per month for Bio-AMD Holdings (approximately $1,150), reduced to £500 (approximately $760) for each of the months of August and September, 2015, and which ceased on September 30, 2015.

•
Bio-AMD occupies office and laboratory space at Sci-Tech Daresbury (formerly the Daresbury Science & Innovation Campus) in Cheshire, UK.  The term of the rental agreement is for a fixed period of 3 years from August 1 2014. The rental charge is currently set at £2,562 (approximately $3,900), per month. The lessor may terminate the agreement by providing at least two months written notice to the tenant and the tenant may terminate the agreement by providing at least three months’ written notice to the landlord. We do not own any real estate.

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

Not applicable.

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

Quarter Ended	High Bid	Low Bid

December 31, 2015	$0.13	$0.07
September 30, 2015	$0.13	$0.09
June 30, 2015	$0.20	$0.10
March 31, 2015	$0.29	$0.09
December 31, 2014	$0.13	$0.04
September 30, 2014	$0.15	$0.06
June 30, 2014	$0.15	$0.12
March 31, 2014	$0.16	$0.10

As of December 31, 2015, we had 121 shareholders of record for our common stock.

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

Recent Sales of Unregistered Securities

We sold no unregistered securities during the quarter ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The Company does not have any employee stock option or stock purchase plans at December 31, 2015.

During the period from March 10, 2006 (date of inception) through December 31, 2015, the following stock-based compensation was issued.  On December 18, 2006, Mr. Thomas Barr received 412,038 shares, on May 22, 2007, Mr. Thomas Barr received 137,344 shares and on May 13, 2008, Mr. Paul Gothard received 65,000 shares.  These shares were fair valued based on the fair value of each respective private placement.

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

There were no other employee stock options granted to employees and directors during the period from March 10, 2006 (date of inception) through December 31, 2015.

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

Results of Operations

Net Loss

We incurred net losses in the amounts of $830,973 and $1,131,130 for the years ended December 31, 2015 and 2014, respectively.  The net loss for the year ended 2014 was primarily due to additional developmental expenditure and a reduction in grant income. We have not yet generated any revenues since inception that can support our operating expenses.   The net loss for the year for the year ended 2015 was primarily due to expenses as per the table below (see ‘operating loss’) together with general administration and operating costs.

Revenues and other Income

We generated no revenues during the year ended December 31, 2015.

We recorded other income during the period ended December 31, 2015 amounting to $80,450 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which one of our UK majority owned subsidiaries was eligible to apply. The tax credits cash payment received amounted to $77,674 for Bio-AMD, $942 relates to interest income and $1,834 other income for WL.

We recorded other income during the period ended December 31, 2014 amounting to $64,533 comprised primarily of tax credits received from the UK tax authorities under a local tax incentive scheme for which both of our UK majority owned subsidiaries were eligible to apply. The tax credits cash payments received amounted to $59,154 for Bio-AMD, $3,402 relates to interest income and $1,977 other income for WL.

Operating loss

The main components of the recorded operating loss during the fiscal years ended December 31, 2015 and 2014 were as follows:

		Years ended December 31,
	Note	2015	2014
Consulting expenses	1	$435,202	$650,533
Payroll and administrative expenses	2	$-	$221,378
Legal fees	3	$10,526	$19,783
Professional fees	4	$92,360	$127,359
Rent, office related, telecoms and miscellaneous	5	$94,083	$99,879
Stock based consulting expense	6	$238,000	$-

(1)
Consulting expenses decreased by $215,331 to $435,202 for the year ended December 31, 2015, compared to $650,533 for the year ended December 31, 2014. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The decrease was primarily due to certain consulting costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.  There were also reductions in the fees paid to consultants within both WL and Bio-AMD Inc. We are currently reviewing all Bio-AMD Inc. overhead expenditures to ensure that this is aligned to our financial circumstances.

(2)
Payroll and administrative expenses decreased by $221,378 from $221,378 for the year ended December 31, 2014 to $0 for the year ended December 31, 2015. The decrease was due to certain payroll and administrative costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.

(3)
Legal fees decreased by $9,257 to $10,526 for the year ended December 31, 2015 as compared to $19,783 for the year ended December 31, 2014. We continue to monitor all advisor related expenditures to ensure maximum value at minimal cost.

(4)
Professional fees, comprised primarily of audit and financial compliance related costs, decreased by $34,999 from $127,359 for the year ended December 31, 2014 to $92,360 for the year ended December 31, 2015. The reduction for the twelve month period was primarily due to a revision of ongoing audit and related fees as agreed with our auditor.

(5)
Rent, Office related, Telecoms and Travel expense was $94,083 for the year ended December 31, 2015 as compared to $99,879 for the year ended December 31, 2014.  The decrease of $5,796 can be attributed to rental charges ceasing on some premises.

(6)
Stock based consulting expense was $238,000 for the twelve month period ended December 31, 2015 compared to $0 for the twelve month period ended December 31, 2014. On June 9, 2015 the company entered into a consulting agreement with a consultant to provide investor relations services to Bio-AMD Inc., over a period of six months. As payment for these services we issued 1,150,000 restricted shares of our common stock in line with the consulting agreement. On the date of issuance, these shares were valued at $184,000 and, in line with the terms of the agreement, this non-cash charge has been expensed in full as a one-time payment on signing. On February 6, 2015 we issued 300,000 restricted shares of our common stock as payment for services to be supplied by a consultant to provide investor relationship services over a twelve month period pursuant to an agreement dated February 4, 2015. The value of these shares issued amounted to $54,000 and have been accounted for as prepaid expenses released over the contract term and was fully amortized in 2015.

Net loss Attributable to the non-controlling interests

Net loss attributable to the non-controlling interest amounted to $3,548 for the year ended December 31, 2015 compared to $137,424 for the year ended December 31, 2014. The net loss attributable to the non-controlling interests represented the 37% third party ownership of Bio-AMD’s and the 0.19% third party ownership of WL's share of its net loss for the applicable period.

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

At December 31, 2015, cash was $437,400 and we had other current assets of $670,757 which consisted of value added tax and other receivables, prepaid expenses and deferred charges; at the same time we had current liabilities of $1,053,105, which consisted of deferred revenue, accounts payable, accrued expenses, and taxation and social security. We attribute our net loss from operations to having no revenues to sustain our operating costs. At December 31, 2014, cash was $717,144 and we had other current assets of $33,619, which consisted of value added tax and other receivables and prepaid expenses and current liabilities of $50,310, which consisted of accounts payable, accrued expenses, taxation and social security.

Operations:

Net Cash Used in Operating Activities

Net cash used in operating activities of operations was $254,973 for the year ended December 31, 2015, as compared to net cash used of $1,173,247 for the year ended December 31, 2014. The decrease was primarily due to deferred expenditure being offset against the deferred revenue.

Net Cash Used in Investing Activities

During the years ended December 31, 2015 and 2014, we used $0 in investing.

Net Cash Used by Financing Activities

During the years ended December 31, 2015 and 2014, we used $0 in financing activities.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. The report of our independent accountants on our December 31, 2015 consolidated financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses. Our ability to continue as a going concern will be determined by our ability to obtain additional funding or generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Our consolidated financial statements do not include any adjustments that might result from the outcome of our inability to continue as a going concern.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from our planned operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Also our ability to continue as a going concern will be determined by our ability to obtain additional funding or commence our planned business to generate sufficient revenue to cover our operating expenses. We currently have no sources of financing available and we do not expect to earn any revenues in the near term. Additionally, the Company has negative cash flows from operations for the year ended December 31, 2015 of $254,973 and has an accumulated deficit of $41,331,858 at December 31, 2015.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of December 31, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2015). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2015 and 2014 is recorded as non-controlling interests in the consolidated financial statements.

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

The relevant translation rates are as follows: For the year ended 2015 closing rate at 1.4802 US$: GBP, average rate at 1.5283 US$: GBP and for the year ended 2014 closing rate at 1.5532 US$: GBP, average rate at 1.6476 US$: GBP.

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

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD at December 31, 2015 and 2014 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2015 and 2014 are reflected in the consolidated statement of stockholders’ equity.

Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This is part of FASB’s simplification initiative. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for the Company in the first quarter of 2017. Early adoption is permitted.  The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. The following table sets forth certain information as of December 31, 2015, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Thomas Barr	Chief Executive Officer and Director	56	December 2006
Robert Galvin	Chief Financial Officer, Treasurer, and Director	47	June 2009
David Miller	President, Secretary and Director	56	December 2008

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

David Miller:  Mr. Miller has served as our president since June 2009, as our secretary since June 2010 and as a director of ours since December 2008. He has served as a director of WL from May 2009 until July 7, 2010.  He has expertise in corporate management, development of business plans and strategies, sales and human resources matters. He has had an active role in the development of our WL business.  He has been providing consultancy services to a venture capital provider since January 2009. From January 2006 through December 2008 he was the Sales Development Director for DX Group Ltd., which is a provider of specialized business mail and delivery services. From September 1999 through September 2005, Mr. Miller was the Sales and Marketing Director for MailSource UK Ltd. From 1978 through 1999, Mr. Miller was employed by Barclays Bank PLC, where his positions included Head of Regional Sales, South East Region, and Regional Sales Manager, Thames Valley Region.. Mr. Miller is a citizen of the United Kingdom.  We took into account of his prior experience in corporate management, development of business plans and strategies, sales and human resources matters and believe Mr. Miller’s past experience in these fields gives him the qualifications and skill to serve as our President and Director.

Employment Agreements

The Company has no direct employees as of December 31, 2015.  All of the Company’s executive officers are engaged through consulting or supply of services agreements as set forth herein.

Effective July 1, 2009, we entered into a 12 month Supply of Services Agreement with Thomas Barr (the “Services Agreement”). Under the Services Agreement Mr. Barr serves as our Chief Executive Officer.  Under the Services Agreement, Mr. Barr devotes a maximum average of up to five days per week to the performance of the services reasonably required by his positions.  In the event we require the services of Mr. Barr for more than five days per week, we may, at our discretion, pay Mr. Barr for the additional days worked (the “Additional Time Payments”). The Services Agreement is subject to automatic extensions for additional 12 month periods, subject to an over-riding three month notice period for termination by either party. We pay Mr. Barr a base monthly fee under the Services Agreement of £7,916 (approximately $12,000) and reimburse Mr. Barr for his reasonable business expenses incurred in the performance of his duties.  The base monthly fee includes an amount of £975 (approximately $1,500) for Board related duties.  The Services Agreement also provides for the potential payment of additional compensation to Mr. Barr in the form of warrants, bonuses and incentive fees as determined by us.  Notwithstanding the termination provisions above, we may terminate the Agreement for “Cause” effective upon the giving of written notice.  If we terminate the Agreement without “Cause” we must pay Mr. Barr, in addition to all fees, unreimbursed expenses and Additional Time Payments due him at the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination.  The Services Agreement contains standard confidentiality provisions.  The Services Agreement also contains a non-compete provision which prohibits Mr. Barr, without our written consent, during the term of the Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the “ARM Services Agreement”) with The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner.  The term of the ARM Services Agreement has been extended until July 1, 2016. Thereunder, we receive the services of Mr. Galvin for an average of not more than 1.5 days per week.  Mr. Galvin’s responsibilities under the ARM Services Agreement include oversight of our finance and internal control functions, review of our SEC filings, advising us on SEC regulatory matters, support with capital raisings and mergers and acquisitions and equivalent services.  The ARM Services Agreement may be terminated by us for “Cause” or by us or ARM without “Cause”.  Termination without “Cause” requires a minimum of 90 days prior written notice.  Under the ARM Services Agreement, we pay the ARM a base monthly fee of £4,200 (approximately $6,400).  The base monthly fee includes an amount of £975 (approximately $1,500) for Board related duties.  In the event we require the services of Mr. Galvin for an average of more than 1.5 days per week, we may, at our discretion, pay ARM for the additional days worked (the “Additional Time Payments”).  The ARM Services Agreement renews automatically for additional 12 month periods unless either party gives written notice to the other at least 6 months prior to the existing expiration date. The ARM Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. If we terminate the ARM Services Agreement without “Cause” we must pay ARM, in addition to all fees and unreimbursed expenses and Additional Time Payments due to ARM on the termination date, the base monthly fees due to ARM through the expiration date in effect immediately prior to such termination. The ARM Services Agreement contains standard confidentiality provisions. The ARM Services Agreement also contains a non-compete provision which prohibits ARM, without our written consent, during the term of the ARM Services Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the ARM Services Agreement.

Effective July 1, 2009 we entered into a 12 month Supply of Services Agreement (the "Services Agreement") with David Miller under which Mr. Miller serves as our President and Secretary and provides us with his services, in all capacities, for an average of up to 3 days per week.  We pay Mr. Miller a base monthly fee under the Services Agreement of £5,141 (approximately $7,800) per month.  The base monthly fee includes an amount of £975 (approximately $1,500) for Board related duties.  In the event that the performance of his duties under the Services Agreement require Mr. Miller to devote more than an average of 3 days per week to such performance, our board of directors may, in its sole discretion, pay Mr. Miller additional fees (the “Additional Time Payments”). The Services Agreement is subject to automatic extensions for additional 12 month periods, subject to an over-riding three month notice period for termination by either party Prior to the expiration date then in effect, we may terminate the Services Agreement upon 90 days prior written notice and Mr. Miller may terminate the Services Agreement upon 30 days prior written notice. The Services Agreement provides for expense reimbursement and the potential payment of additional compensation in the form of warrants, bonuses, and incentive fees as determined by us. Notwithstanding the termination provisions above, we may terminate the Services Agreement for "Cause" effective upon the giving of written notice. If we terminate the Services Agreement without "Cause" we must pay Mr. Miller, in addition to all fees and unreimbursed expenses and Additional Time Payments due to him on the termination date, the base monthly fees due to him through the expiration date in effect immediately prior to such termination. The Agreement contains standard confidentiality provisions. The Agreement also contains a non-compete provision which prohibits Mr. Miller, without our written consent, during the term of the Agreement and for a period of one year thereafter, from owning a material interest in, managing, operating, joining, controlling, lending money or rendering financial or other assistance to or participating in or being connected with, as an employee, contractor, stockholder, consultant or otherwise, any person or entity that competes with us in owning, operating or managing an oilseed crush or biodiesel plant located in England or Wales, or any other business actively being pursued by us or developed by us during the term of the Services Agreement.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2015, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements.

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

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2015 and 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2015 and 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the two fiscal years ended December 31, 2015 and 2014; and (iii) all individuals that served as executive officers of ours at any time during the two fiscal years ended December 31, 2015 and 2014 that received annual compensation during the two fiscal years ended December 31, 2015 and 2014 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option / Warrant Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas Barr – Chief Executive Officer (1)	2015 2014	145,176 156,509	- -	- -	- -	- -	- -	- -	145,176 156,509

Robert Galvin – Chief Financial Officer (1)	2015 2014	193,177 189,804	- -	- -	- -	- -	- -	- -	193,177 189,804

David Miller – President (1)	2015 2014	94,284 101,644	- -	- -	- -	- -	- -	- -	94,284 101,644

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the warrants issued by us on October 22, 2009 to members of our management and outstanding at December 31, 2015:

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 21 2016 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 21, 2016. Unless otherwise indicated below each person’s address is c/o Bio-AMD, Inc., 3rd Floor, 14 South Molton Street, London, W1K 5QP, UK.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Tresca International Inc. East 53rd Street Swiss bank building 2nd Floor Marbella Panama	Common Stock, $0.001 par value	2,929,998		6.37%

Thomas Barr (director and officer)	Common Stock, $0.001 par value	3,749,382	(3)	7.67%

Robert Galvin (director and officer)	Common Stock, $0.001 par value	1,000,000	(4)	2.12%

David Miller (director and officer)	Common Stock, $0.001 par value	1,203,000	(5)	2.56%

All officers and directors as a group (3 persons)	Common Stock, $0.001 par value	5,952,382	(3)(4)(5)	11.70%

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

(2)	There were 45,975,966 shares of common stock issued and outstanding on March 21, 2016.

(3)	Includes 2,900,000 presently exercisable warrants.

(4)	Includes 1,000,000 presently exercisable warrants.

(5)	Includes 1,000,000 presently exercisable warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Other Employment Equity Awards

None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2015 and 2014, we paid an aggregate of $145,176 and $156,509, respectively to Thomas Barr for services provided to us by Mr. Barr in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

During the year ended December 31, 2015 and 2014, we paid an aggregate of $193,177 and $189,804, respectively to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements and Item 1, Business, Operations, WL Currency Risk Mitigating Business, WL Corporate Strategy and Business Model).  Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD (see Item 1. Business – Operations). In addition, during the year ended December 31, 2015 and 2014 the Company paid a total of $14,900 and $24,714, respectively for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company had use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company was set at £500 per month for Bio-AMD Inc. (approximately $760), this ceased on July 31, 2015 and £750 per month for Bio-AMD Holdings (approximately $1,150), reduced to £500 (approximately $760) for each of the months of August and September, 2015, and which ceased on September 30, 2015.

During the year ended December 31, 2015 and 2014, we paid an aggregate of $94,284 and $101,644, respectively to David Miller for services provided to us by Mr. Miller in all capacities (See Item 10. Directors, Executive Officers, and Corporate Governance – Employment Agreements).

Director Independence

None of our three present directors are “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”) as they also serve as executive officers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the fiscal years ended December 31, 2015 and 2014 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2015	Fiscal year ended December 31, 2014

Audit fees (1)	$87,360	$115,000
Audit-related fees (2)	-	-
Tax fees (3)	5,000	5,000
All other fees (4)	-	-
Total fees	$92,360	$120,000

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

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2015, were approved by our board of directors.

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

BIO-AMD, INC.

Dated: March 30, 2016	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer and Director

Dated: March 30, 2016	By:	/s/ Robert Galvin
Robert Galvin, Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas Barr	March 30, 2016
Thomas Barr, Chief Executive Officer and Director

/s/ Robert Galvin	March 30, 2016
Robert Galvin, Chief Financial and Accounting Officer, Treasurer and Director

/s/ David Miller	March 30, 2016
David Miller, President, Secretary and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bio-AMD, Inc.

We have audited the accompanying consolidated balance sheets of Bio-AMD, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-AMD, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
March 30, 2016

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$437,400	$717,144
Prepaid expenses	12,251	9,556
Value added tax and other receivables	12,972	24,063
Deferred charges	645,534	-

Total Current Assets	1,108,157	750,763

Property and equipment, net	157	277

Security deposits and other assets	165,848	132,671

Total Assets	$1,274,162	$883,711

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$62,149	$30,320
Accrued expenses	23,239	10,010
Taxation and social security	17,316	9,980
Deferred revenue	950,402	-

Total Current Liabilities	1,053,106	50,310

Total Liabilities	1,053,106	50,310

Commitments and contingencies	-	-

Equity:
Bio-AMD, Inc. Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 45,975,966 and 44,525,966 shares issued and outstanding at December 31, 2015 and 2014, respectively	45,976	44,526
Additional Paid-in Capital	42,589,759	42,329,451
Accumulated other comprehensive income - foreign currency translation adjustment	73,243	102,589
Accumulated deficit	(41,331,858)	(40,504,433)
Total Bio-AMD, Inc. Stockholders' Equity	1,377,120	1,972,133
Non-controlling interest	(1,156,064)	(1,138,732)
Total Equity	221,056	833,401

Total Liabilities and Equity	$1,274,162	$883,711

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
Selling, general and administrative charges	911,423	1,195,662

Total operating expense	911,423	1,195,662

Operating loss	(911,423)	(1,195,662)

Other income:
Grant income	77,674	59,154
Interest and other income	2,776	5,378

Loss from operations, before provision for income taxes	(830,973)	(1,131,130)

Provision for income tax	-	-

Net loss	(830,973)	(1,131,130)

Net loss attributable to the non-controlling interest	(3,548)	(137,424)
Subsidiary preferred dividend attributable to the non-controlling interest	(23,758)	(24,929)

Net loss attributable to Bio-AMD, Inc. Common Shareholders	$(803,667)	$(968,777)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic	$(0.02)	$(0.02)
Net loss per common share attributable to Bio-AMD, Inc. common shareholders - diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic	45,445,418	44,525,966

Weighted average number of common shares outstanding - diluted	45,445,418	44,525,966

Comprehensive Loss:
Net loss	$(830,973)	$(1,131,130)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	(19,372)	(38,660)
Total other comprehensive loss, net of tax	(850,345)	(1,169,790)
Comprehensive (income)/loss attributable to the non-controlling interest	(6,426)	126,143
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders	$(856,771)	$(1,043,647)

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2013	44,525,966	$44,526	$42,304,522	$(39,510,727)	$152,530	$(987,660)	$2,003,191

Comprehensive loss					(49,941)	11,281	(38,660)

Subsidiary preferred dividend			24,929			(24,929)	-

Net loss				(993,706)		(137,424)	(1,131,130)
Balance at December 31, 2014	44,525,966	44,526	42,329,451	(40,504,433)	102,589	(1,138,732)	833,401

Issuance of shares for prepaid services	300,000	300	53,700	-	-	-	54,000

Issuance of shares for services	1,150,000	1,150	182,850	-	-	-	184,000

Comprehensive loss	-	-	-	-	(29,346)	9,974	(19,372)

Subsidiary preferred dividend	-	-	23,758	-	-	(23,758)	-

Net loss	-	-	-	(827,425)	-	(3,548)	(830,973)
Balance at December 31, 2015	45,975,966	$45,976	$42,589,759	$(41,331,858)	$73,243	$(1,156,064)	$221,056

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(830,973)	$(1,131,130)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based consulting fees	238,000	-
Depreciation	110	565
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,863)	(1,215)
Sales tax and other receivable	10,656	28,526
Deferred charges	(666,511)	-
Security deposit and other assets	(40,693)	(52,773)
Accounts payable	47,958	(20,596)
Taxation and social security payable	8,057	3,376
Deferred revenue	981,286	-
Total Adjustments	576,000	(42,117)

Net cash used in operating activities	(254,973)	(1,173,247)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Effects of exchange rate changes on cash	(24,771)	(31,504)

Net decrease in cash and cash equivalents	(279,744)	(1,204,751)

Cash and cash equivalents, beginning of period	717,144	1,921,895

Cash and cash equivalents, end of period	$437,400	$717,144

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Bio-AMD, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $148,000 as of December 31, 2015) to Bio-AMD Holdings to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary Bio Alternative Medical Devices Ltd.

Bio-AMD, Inc., WL, a majority-owned subsidiary, Bio-AMD Holdings, a majority-owned subsidiary, and FFE Ltd. (dissolved in 2011), are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through December 31, 2015.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $41,331,858 at December 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of December 31, 2015) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of December 31, 2015). All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2015 and 2014 are recorded as non-controlling interests in the consolidated financial statements.

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

The relevant translation rates are as follows: For the year ended 2015 closing rate at 1.4802 US$: GBP, average rate at 1.5283 US$: GBP and for the year ended 2014 closing rate at 1.5532 US$: GBP, average rate at 1.6476 US$.

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

Non-controlling Interest

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings at December 31, 2015 and 2014 are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests during the years ended December 31, 2015 and 2014 are reflected in the consolidated statement of equity.

Recently Issued Accounting Standards

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This is part of FASB’s simplification initiative. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for the Company in the first quarter of 2017. Early adoption is permitted.  The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. ASU 2014-09 will be effective for the Company in the first quarter of 2018, and early adoption permitted in the first quarter of 2017. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Assets:
Office equipment and furniture	$10,236	$11,383
Accumulated depreciation and amortization	(10,079)	(11,106)
Carrying value	$157	$277

Depreciation expense was $110 and $565 for the years ended December 31, 2015 and 2014, respectively.

Note 4 - Related Party Transactions

During the years ended December 31, 2015 and 2014, we paid an aggregate of $193,177 and $189,804, respectively to The ARM Partnership (“ARM”) a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, the Company paid a total of £9,750 and £15,000 during the years ended December 31, 2015 and 2014, respectively, (approximately $14,900 and $24,700, respectively) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The Company has had use of the office space for internal, board and third party meetings and document storage. The rental charge for use of the premises by the Company was set at £500 per month for Bio-AMD Inc. (approximately $760), this ceased on July 31, 2015 and £750 per month for Bio-AMD Holdings (approximately $1,150), reduced to £500 (approximately $760) for each of the months of August and September, 2015, and which ceased on September 30, 2015.

During the year ended December 31, 2015 and 2014, we paid an aggregate of $145,176 and $156,509, respectively to Thomas Barr for services provided to us by Mr. Barr in all capacities.

During the year ended December 31, 2015 and 2014, we paid an aggregate of $94,284 and $101,644, respectively to David Miller for services provided to us by Mr. Miller in all capacities.

Note 5 - Commitments and Contingencies

Lease commitments

The Company has no long-term lease commitments. All leases are terminable with 2 – 3 months’ notice.

Rent expense was $64,718 and $60,413 for the years ended December 31, 2015 and 2014, respectively.

Employment agreements

As of December 31, 2015 neither the Company nor WL had any direct employees.

Bio-AMD has engaged three employed persons under service agreements identical in nature, and containing terms and conditions which are in the normal course of business.

Effective August 29, 2012 WL entered into a consultancy agreement (the “Consulting Agreement”) with Grabling Services Limited through which the services of Mike Blakey (the “Consultant”) are provided. Mr. Blakey manages the WL business on a day to day basis. Under the Consulting Agreement Mr. Blakey is paid £500 per calendar month (approximately US $760).

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

Consulting agreements

The Company has entered into consulting agreements with outside contractors, certain of whom are also the Company’s stockholders and directors. The Agreements are generally for a term of one year or less from inception and renewable unless either the Company or Consultant terminates such agreement by written notice.  The Company incurred $435,202 and $650,533 in consulting fees to these individuals for the years ended December 31, 2015 and 2014, respectively.

Master agreement

On December 17, 2014, we entered into a Master Agreement (the “Agreement”) with Sysmex Corporation (“Sysmex”) pursuant to which the parties will jointly conduct a feasibility study (the “Study”) for the potential development of our POC COAG system including a reader device with disposable test strips for PT-INR assays and potentially new future assays in the field of hemostasis (the “Products’). The results of the Study will form the basis on which we will negotiate with Sysmex the terms and conditions of possible future terms for further development of the Products (the “Research”). Under the terms of the Agreement, Sysmex will own all intellectual property developed by either party in connection with the Study, and will reimburse Bio-AMD Ltd. for costs and expenses incurred in connection with the project development. An expense advance of £642,067 (approximately $950,000) was made to Bio-AMD Ltd. on January 20, 2015. If Sysmex determines the feasibility study to be successful, further cost reimbursements will be made during the term of the Agreement linked directly to milestone criteria and deliverables to be agreed by both parties.

The Agreement will terminate after 27 months or upon completion of the Research, whichever is earlier, and may be terminated by (i) Sysmex upon one month’s notice to Bio-AMD Ltd. and (ii) Bio-AMD Ltd. upon three month’s written notice to Sysmex.

During the term of the Agreement, both parties intend to determine the terms under which Bio-AMD Ltd. will either manufacture the Products or license its intellectual property, upon which any new intellectual property developed by either party in connection with the Study will be based, to allow the third-party manufacture of the Products, and for the terms under which Sysmex acquires the manufactured Products and its commercial resale.

Subsequent to December 31, 2015, the Study has been successfully completed and the results presented to Sysmex which is now clarifying the plan for the next phase of development. There can be no assurance that Sysmex will enter into additional agreements to jointly develop with us the Products or that such a manufacturing/license agreement will ever be consummated or that the Products will ever be commercially sold by Sysmex.

Deferred revenue consists of funds received in advance of services being performed of $950,402 as of December 31, 2015. Revenue will be recognized when the services have been completed and no significant Company obligations remain.

The costs directly associated with the performance of services for which revenue has been deferred are initially capitalized as deferred costs. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized. As of December 31, 2015, these deferred costs amounted to $645,534.

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

Note 6 - Stockholders’ Equity

Common stock:

The Company is authorized to issue 500,000,000 shares of its common stock, with par value of $0.001 per share.  As of December 31, 2015 and 2014 there were 45,975,966 and 44,525,966 shares of common stock issued and outstanding, respectively.

During February 2015 we issued 300,000 shares of common stock, valued at $54,000, pursuant to a consulting agreement with a one year term. We have recorded expense of $54,000 in 2015.

During June 2015 we issued 1,150,000 shares of common stock, valued at $184,000, pursuant to a consulting agreement with a six month term.

Preferred stock:

The Company is authorized to issue 10,000,000 shares of its preferred stock, with par value of $0.001 per share.  As of December 31, 2015 and 2014 there were no shares of preferred stock issued and outstanding.

Note 7 - Warrants

Transactions involving our stock warrants are summarized as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding at beginning of the period	5,200,000	$0.07	5,200,000	$0.07
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	---	---
Outstanding at end of the period	5,200,000	$0.07	5,200,000	$0.07
Exercisable at end of the period	5,200,000	$0.07	5,200,000	$0.07

The weighted average remaining life of the warrants is 0.8 years at December 31, 2015.

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
For the years ended December 31, 2015 and 2014, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $7,710,000 and $6,926,000, respectively, which expire beginning in 2026. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the years ended December 31, 2015 and 2014, the Company had available for UK income tax purposes net operating loss carryovers of approximately $3,753,000 and $3,707,000, respectively, which can be carried forward indefinitely.   The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following:

	December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	288,000	361,000
	288,000	361,000

State and local:
Current	-	-
Deferred	-	-
	-	-

Change in valuation allowance	(288,000)	(361,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2015 and 2014 as follows:

	December 31,
	2015	2014
Statutory federal income tax rate	35.0%	35.0%
Statutory state and local income tax rate (0%), net of federal benefit	(0.0)%	(0.0)%
Foreign tax rate differentials	(0.4)%	(3.1)%
Nondeductible items	(0.0)%	(0.0)%
Change in valuation allowance	(34.6)%	(31.9)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	As of December 31,
	2015	2014
Deferred tax assets (liabilities):
Management fees	$(10,000)	$(10,000)
Stock based compensation	129,000	129,000
US and UK net operating loss carry forward	3,750,000	3,462,000
Less: valuation allowance	(3,869,000)	(3,581,000)
Net deferred tax asset	$-	$-

The Company has filed its tax returns through December 31, 2014.

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

Note 9 - Segment Information

We currently operate in two segments, 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the years ended December 31, 2015 and 2014 consists of the following:

Year ended December 31, 2015:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	15	-	927	942
Other income	1,834	77,674	-	79,508
Segment loss	(36,939)	(9,399)	(784,635)	(830,973)
Segment assets	3,080	965,628	305,454	1,274,162
Expenditures for segment assets	-	-	-	-

Year ended December 31, 2014:

			Other
	WL	Bio-AMD	(Corporate)	Consolidated

Revenue	$-	$-	$-	$-
Interest income	14	-	3,387	3,401
Other income	1977	59,154	-	61,131
Segment profit (loss)	(123,497)	(370,782)	(636,851)	(1,131,130)
Segment assets	17,257	238,642	627,812	883,711
Expenditures for segment assets	-	-	-	-

Note 10 - Subsequent Events

Management evaluated all activities of the Company through the issuance date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the consolidated financial statements.