Form 10-Q
period 2016-03-31
Bio-AMD Inc.
filed 2016-05-23
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  000-52601

BIO-AMD, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5242826
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Sci-Tech Daresbury, Keckwick Lane, Daresbury, WA4 4FS, UK
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

There were 45,975,966 shares of the issuer’s common stock outstanding as of May 11, 2016.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Bio-AMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
EXPRESSED IN US DOLLARS

	March 31, 2016 $	December 31, 2015 $
	(unaudited)

ASSETS

Cash	188,811	437,400
Amounts receivable	7,706	12,972
Prepaid expenses	15,501	12,251
Deferred charges (Note 5)	684,406	645,534

Total Current Assets	896,424	1,108,157

Property and equipment, net	152	157
Patents (Note 3)	174,810	165,848

Total Assets	1,071,386	1,274,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	52,707	62,149
Accrued liabilities	29,742	23,239
Other liabilities	826	17,316
Deferred revenue (Note 5)	922,536	950,402

Total Liabilities	1,005,811	1,053,106

Nature of Operations and Continuance of Business (Note 1)
Subsequent Event (Note 7)

Stockholders’ Equity

Preferred stock, 10,000,000 shares authorized, $0.001 par value, Nil shares issued and outstanding	–	–

Common stock, 500,000,000 shares authorized, $0.001 par value, 45,975,966 shares issued and outstanding	45,976	45,976

Additional paid-in capital	42,589,759	42,589,759

Accumulated other comprehensive income	64,391	73,243

Deficit	(41,477,123)	(41,331,858)

Total Bio-AMD, Inc. Stockholders’ Equity	1,223, 003	1,377,120

Non-controlling interest	(1,157,428)	(1,156,064)

Total Stockholders’ Equity	65,575	221,056

Total Liabilities and Stockholders’ Equity	1,071,386	1,274,162

 (The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
EXPRESSED IN US DOLLARS
(Unaudited)

	Three Months Ended March 31, 2016 $	Three Months Ended March 31, 2015 $

Expenses

Selling, general, and administrative charges (Note 4)	153,747	223,633

Total operating expenses	153,747	223,633

Net loss before other income	(153,747)	(223,633)

Other income

Interest and other income	472	793

Net loss	(153,275)	(222,840)

Net loss attributable to the non-controlling interest	4,664	6,052
Subsidiary preferred dividend attributable to the non-controlling interest	3,346	5,871

Net loss attributable to Bio-AMD, Inc. common shareholders	(145,265)	(210,917)

Comprehensive loss

Net loss	(153,275)	(222,840)

Foreign currency translation adjustment	(2,206)	(29,277)

Total other comprehensive loss	(155,481)	(252,117)

Comprehensive loss attributable to the non-controlling interest	(1,982)	(3,506)

Comprehensive loss attributable to Bio-AMD, Inc. common shareholders	(157,463)	(255,623)

Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	45,975,966	45,975,966

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016
EXPRESSED IN US DOLLARS
(Unaudited)

	Common stock		Additional Paid-in	Accumulated Other Comprehensive		Non-controlling	Stockholders’ Equity
	Shares #	Amount $	Capital $	Income $	Deficit $	Interest $	(Deficit) $

Balance, December 31, 2015	45,975,966	45,976	42,589,759	73,243	(41,331,858)	(1,156,064)	221,056

Comprehensive loss	–	–	–	(8,852)	–	6,646	(2,206)
Net loss	–	–	–	–	(145,265)	(8,010)	(153,275)

Balance, March 31, 2016	49,975,966	45,976	42,589,759	64,391	(41,477,123)	(1,157,428)	65,575

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN US DOLLARS
(Unaudited)

	Three Months Ended March 31, 2016 $	Three Months Ended March 31, 2015 $

Operating Activities

Net loss	(153,275)	(222,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock based fees	–	9,000

Changes in operating assets and liabilities:
Amounts receivable	5,266	(16,352)
Prepaid expenses	(3,031)	291
Deferred charges	(38,872)	(247,789)
Accounts payable	(9,442)	110,820
Accrued liabilities	6,503	–
Other liabilities	(16,490)	1,214
Deferred revenue	–	973,053

Net Cash Provided By (Used In) Operating Activities	(209,341)	607,397

Investing Activities

Patent expenditures	(9,181)	(10,680)

Net Cash Used in Investing Activities	(9,181)	(10,680)

Effect of Foreign Exchange Rate Changes on Cash	(30,067)	(40,931)

Change in Cash	(248,589)	555,786

Cash, Beginning of the Period	437,400	717,144

Cash, End of the Period	188,811	1,272,930

Non-cash Investing and Financing Activities:
Common stock issued for prepaid services	–	54,000

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016
(Expressed in US dollars)

Note 1 – Nature of Operations and Continuance of Business

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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of March 31, 2016 and the results of operations and cash flows for the three month periods ended March 31, 2016 and 2015. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in the Company’s annual report on Form 10-K filed with the SEC on March 30, 2016.

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

During the fourth quarter of our 2006 fiscal year, for the purpose of diversifying our business, acquiring capital, gaining greater access to the capital markets and with the assistance of newly acquired capital, we entered into an Agreement with Flex Fuels Energy Limited (“FFE Ltd”) and the stockholders of FFE Ltd by which FFE Ltd became our wholly-owned subsidiary effective on May 29, 2007. FFE Ltd engaged in the development of the business of manufacturing and distributing Oil Seed Rape (“OSR”) products.

Effective September 5, 2009, after having carefully evaluated all options, we determined to abandon our proposed oil seed business, as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involved building an oil seed crushing plant at Cardiff, Wales was compromised by delays, sub-optional design and substantial legal costs.  We were unable to raise the necessary financing, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd.

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

WOCU Limited Acquisition

On May 1, 2009, we entered into an Investment Agreement (the “Investment Agreement”) with WDX Organisation Limited, a corporation incorporated under the laws of England and Wales, and the founding shareholders of WDX Organisation Limited (the “Founders”), the owners of all of the issued and outstanding shares of WDX Organisation Limited.  On the same date, we entered into a related Loan Agreement (the “Loan Agreement”) and a related Option and Funding Agreement (the “Funding Agreement”) with WDX Organisation Limited.  The Investment Agreement, Loan Agreement and Funding Agreement are hereinafter collectively referred to as the “Agreements”. Pursuant to the Agreements, we acquired 51% ownership of WDX Organisation Limited. WDX Organisation Limited changed its name to WOCU Limited (“WL”) effective January 29, 2013.

WL is the developer of the WOCU technology, an algorithm and system of providing reference data for its WOCU global currency unit, designed to mitigate currency risk. On August 14, 2009, we provided a further £150,000 (approximately $247,800) to WL by way of a loan and have exercised certain call options. On November 20, 2009 we loaned an additional £150,000 (approximately $249,840) to WL and increased our equity position in WL. WL has been working to develop contracts with a variety of banks, currency exchange networks, data providers and derivative exchanges in an effort to commercialize its WOCU technology through licensing agreements.

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

On July 23, 2010, we entered into a Subscription Agreement with WL and the founders of WL under which we purchased 500,000 preference shares of WL (the “Preference Shares”) at a price of one British Pound per share (approximately $750,000).   The Preference Shares earn in priority to any other class of stock of WL, a cumulative dividend equal to 5% of the subscription price of such Preference Shares per annum. These Preference Shares carry a preference over all other classes of WL stock in the event of a sale, liquidation or listing of WL. Upon liquidation, sale or listing and after repayment of the outstanding loans made by us to WL, other liabilities of WL and related transaction costs, the holder of the Preference Shares is entitled to a payment equal to three times the subscription price (the “Preference Shares Payment”) paid for such Preference Shares.  The Preference Shares are redeemable upon a sale, listing or winding down of WL.

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

During November 2011, we loaned an additional £50,000 (approximately $77,000) to WL as a short-term unsecured intercompany loan. On July 12, 2012 it was agreed that this loan would be settled through the issuance of 5,000,000 common shares, increasing our ownership in WL to 99.81%.

Since January 2013, the Company has provided further advances totaling £194,000 (approximately $279,000) into WL to fund its operations based on the prospective pipeline of opportunities that have been generated.

As at March 31, 2016, there were no commercial agreements in place, and no revenues had been generated by WL.

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies, which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading certain third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types (1) a digital strip reader targeted initially into the “over the counter” female well being market (including digital pregnancy, ovulation and fertility testing, (2) a blood coagulation device and (3) early stage development work into a POC immunoassay detection system based on magnetic nanoparticle manipulation.  In addition, Bio-AMD Holdings is working to develop various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $143,000) to Bio-AMD Holdings to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary, Bio-Medical.

Bio-AMD, Inc., WL, a majority-owned subsidiary, and Bio-AMD Holdings, a majority-owned subsidiary, are hereafter collectively referred to as “Bio-AMD”, “we”, “us”, “our” or, the “Company”.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through March 31, 2016.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $41,477,123 and a working capital deficit of $109,387 as at March 31, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 – Summary of Significant Accounting Policies

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of March 31, 2016) and Bio-AMD Holdings Limited (a 63% owned subsidiary as of March 31, 2016), along with Bio-AMD Holdings Limited’s wholly owned subsidiary, Bio-Medical. All significant intercompany transactions and balances have been eliminated in consolidation.

The 0.19% third party ownership of WL and 37% third party ownership of Bio-AMD Holdings is recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Patents

Patents are stated at cost less accumulated amortization and are comprised of patent applications on technologies which the Company expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. The patents are amortized straight-line over 17 years or over the estimated useful life.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable. The Company acts as a principal in its revenue transactions as it is the primary obligor in the transactions.

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

Foreign currency translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and its 63% owned subsidiary, Bio-AMD Holdings, and Bio-AMD Holdings Limited’s wholly owned subsidiary, Bio-Medical are maintained using the local currency (Great British Pounds) as the functional currency. All assets and liabilities are translated into US Dollars at the balance sheet date, equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are recorded as accumulated other comprehensive income.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

The relevant translation rates are as follows: For the three month period ended March 31, 2016 closing rate at 1.4368 US$:GBP, average rate at 1.4324 US$:GBP and for the three month period ended March 31, 2015 closing rate at 1.4834 US$:GBP, average rate at 1.5155 US$:GBP.

Recently Issued Accounting Standards

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current US GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 did not have any effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards (continued)

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-12 did not have any effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using US GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Note 3 – Patents

	Cost $	Accumulated amortization $	March 31, 2016 Net carrying value $	December 31, 2015 Net carrying value $

Patents	174,810	–	174,810	165,629

Bio-AMD currently has made nine patent applications covering its three proprietary technology platforms, of which eight are considered live, the Company having elected to not to renew and abandon one redundant patent relating to DSR due for renewal in April 2016 (other patents relating to DSR are being maintained). We continue to review our intellectual property strategy with the intention of sufficiently protecting our key intangible assets, and that any new IP generated is reviewed as far as possible to optimize the novel nature of the IP and freedom to operate in key jurisdictions.

In June 2015, Bio AMD Holdings Limited received a grant of U.S. patent dated June 2, 2015, under U.S. Patent No. US 9,046,512 protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

In January 2016, the Company received a grant of patent from the State Intellectual Property Office of the People’s Republic of China (“PRC”) for our MIDS technology. The Company has made similar MIDS technology patent applications in the U.K. and in more than 145 Contracting States under the international Patent Cooperation Treaty, and separately in the USA, European Union and India.

In March 2016, the Company received notice of grant of patent from the State Intellectual Property Office of the PRC relating to our microfluidic strip and reader technology designed to test PT/INR by a POC device.

Note 4 – Related Party Transactions

During the three months ended March 31, 2016, we paid $18,651 (2015 - $50,163), to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, during the three months ended March 31, 2016, the Company paid $nil (2015 - $5,690 (£3,750)) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The rental expense was set at £500 per month for Bio-AMD Inc. (approximately $760), this ceased on July 31, 2015 and £750 per month for Bio-AMD Holdings (approximately $1,150), reduced to £500 (approximately $760) for each of the months of August and September, 2015, and which ceased in October, 2015.

During the three months ended March 31, 2016, we paid $35,152 (2015 - $35,990) to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.

During the three months ended March 31, 2016, we paid $22,829 (2015 - $23,374) to David Miller, our President, for services provided to us by Mr. Miller in all capacities.

Note 5 – Deferred Revenue

Deferred revenue consists of funds received in advance of services being performed. Revenue will be recognized when the services have been completed and no significant Company obligations remain. As at March 31, 2016, the Company had $922,536 (£642,077) (December 31, 2015 - $950,402 (£642,077)) of deferred revenues.

The costs directly associated with the performance of services for which revenue has been deferred are initially capitalized as deferred costs. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized. As at March 31, 2016, the Company had $684,406 (£476,341) (December 31, 2015 - $645,534 (£436,113)) of deferred costs.

Note 6 – Segmented Information

We currently operate in two segments: 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of March 31, 2016, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% owned subsidiary, Bio-AMD Holdings. Segment information for the three months ended March 31, 2016 and 2015 consists of the following:

Three months ended March 31, 2016:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Interest and other income	$433	$-	$39	$472
Segment net loss	(1,850)	(12,597)	(138,828)	(153,275)
Segment total assets	1,134	904,842	165,410	1,071,386

Three months ended March 31, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Interest and other income	$458	$-	$335	$793
Segment net loss	(21,499)	(16,246)	(185,095)	(222,840)
Segment total assets	14,124	1,121,667	610,250	1,746,041

Note 7 – Subsequent Event

On April 22, 2016, the Company received written notice from Sysmex Corporation to terminate the Master Agreement dated December 17, 2014. This agreement was a joint development agreement to study the feasibility of a medical point-of-care reader device with disposable test strips for PT-INR assays and new future assays in the field of hemostasis based on the Bio-AMD COAG technology. As at the termination date, there were no unfulfilled claims and obligations remaining for either of the parties under the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are many risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

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

Overview

We were incorporated in the State of Nevada under the name Malibu Minerals, Inc. on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. On July 6, 2007 we changed our name to Flex Fuels Energy, Inc. through a merger effected for that sole purpose. On April 15, 2011 we changed our name to Bio-AMD, Inc. through a merger effected for that sole purpose. During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007 we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd. was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing Oil Seed Rape (“OSR”) products. Effective September 5, 2009, we determined to abandon FFE Ltd.’s proposed OSR business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

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

Business Overview

During the quarter ended March 31, 2016, we were engaged in the following sectors:

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

We believe that Bio-AMD is an innovator in the field of diagnostic sensor technology, with the attributes of its technology platform fitting well with these key trends:

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

COAG

Bio-AMD’s micro-fluidic strip technology has been applied for use in a POC hand-held device to detect prothrombin time (“PT”)/International Normalized Ratio (“INR”), or the speed of blood coagulation. In 2013, the POC coagulation market for PT/INR measurement was estimated to be worth approximately US$870 million globally and projected to grow to an estimated US$1.1 billion by 2017.  Market growth is driven by the rising number of patients using anti-coagulation therapy, growing clinical evidence supporting the use of such testing and strong patient demand for patient self-testing. The market is dominated by a small number of major players including Alere, Roche, Siemens and Philips who have either developed products internally or have acquired exclusive rights to license appropriate technologies from smaller companies.  Patients with cardiac problems are often on life-long oral anticoagulation therapy, for example Warfarin. Frequent testing and careful monitoring of the PT/INR or blood coagulation to regulate the doses of anticoagulation therapy is a necessity.  A patient taking too much anticoagulant is at risk of serious bleeding events and if too little is taken they may be at risk of thrombosis.   PT/INR measurement products currently in the market are often cited as being expensive and complicated to use.

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

Launching a product into the coagulation market that incorporates our COAG technology will require us to partner with a much larger, suitable business with the requisite capital resources and skills including distribution and sales channels, and ideally global marketing expertise in sectors such as hematology and immunochemistry.  Our strategy for commercialization of COAG has centered on attracting a suitable partner that fits this profile, and which is keen to add coagulation based POC system to its existing product line.

On December 17, 2014, Bio-Medical entered into a Master Agreement (the “Agreement”) with Sysmex Corporation (“Sysmex”) pursuant to which the parties planned to jointly conduct a feasibility study (the “Study”) for the potential development of our POC COAG system including a reader device with disposable test strips for PT-INR assays and potentially new future assays in the field of hemostasis (the “Products’).  An expense advance of £642,067 (approximately $980,000) was made to Bio-Medical by Sysmex in 2015. The Study, we believe, was successfully completed and the preliminary results were presented to Sysmex in late 2015. Notwithstanding the conclusions of the Study, Sysmex decided in April 2016 to discontinue funding the Study and indicated that it would not proceed with it in the future. No new intellectual property was developed during the Study and the temporary research license granted to Sysmex by the Company to use the Company’s intellectual property has been automatically terminated.

The Company believes that its COAG technology is now well advanced and performs better than expected when compared to gold standard lab analyzers and the market-dominant POC PT/INR self-test device, CoaguChekXS. The Company believes that COAG broadly matches the accuracy performance of those tests even in an un-optimized device, and similarly un-optimized, betters another leading self-test /POC device. Our efforts show that a finalized, optimized COAG device is expected to be a leader on POC accuracy, with a sub 5% coefficient of variance, in an environment where the FDA is seeking higher PT/INR self-test accuracy requirements. We believe that COAG has been proven to operate on a patient-friendly, minimal 5 microliter pin prick blood sample, which is materially smaller than any other device available in the market. Accordingly the Company believes that COAG will be of interest to major POC providers.

We are in the process of contacting and exchanging information with major POC device providers with a view to obtaining a new development deal for COAG. There can be no assurance that we will enter into any new agreement to jointly develop COAG.

DSR

The DSR technology platform utilizes a patented proprietary method for reading and quantifying traditional chromatography based, nitro-cellulose, lateral-flow immunoassay tests, centered on what we believe to be a unique optical sensor arrangement.  The DSR technology comprises a proprietary design incorporating sensors, diagnostics, display and power management capabilities.  We believe that a key feature of the DSR technology is that its platform can be adapted and applied to numerous and disparate lateral flow diagnostic tests.

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

We plan to develop the immunoassay platform initially for the cardiac marker POC testing market, which are measured to evaluate heart function.  Cardiac markers are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome.  The detection of these markers is used to diagnose myocardial infarction and its severity, typically troponin (cTnI or cTnT), myoglobin and Creatine kinase MB isoenzyme (CK-MB). Our ultimate aim is to commercialize a product for the multiple cardiac marker testing market currently estimated by BCC Research to be worth US $1.3 billion globally in 2013 (including device, reagent and supply sales), and is expected to grow to $2.4 billion by 2018.

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

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $143,000) to Bio-AMD Holdings to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary, Bio Medical.

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

The WOCU quotation is also available via a mobile application for Apple mobile devices known as “WOCU”. This application supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WL by RSS feed, e-mail and via WL’s FTP server. The WOCU quotation as an hourly updated price is also available from the Company’s corporate website www.wocu.com

WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents (“IAs”) to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally is responsible for its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and their deep contact network. To date six such IAs have been appointed and one is considered to be active in the field and worthwhile pursing.

Since January 2013, the Company has provided further advances totaling £194,000 (approximately $274,000) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Results of Operations

Losses from Operations

We incurred losses from operations of $153,275 for the three month period ended March 31, 2016, compared to losses from operations of $222,840 for the three month period ended March 31, 2015.

The main components of the recorded operating loss during the three month period ended March 31, 2016 compared to losses from operations during the three month period ended March 31, 2015 were as follows:

		3 months ended March 31,
	Note	2016	2015
Consulting expenses	1	$100,162	$130,033
Legal fees	2	$518	$495
Professional fees	3	$24,019	$63,020
Rent, office related, telecoms and miscellaneous	4	$14,583	$21,200

(1)           Consulting expenses reduced by $29,871 to $100,162 for the three month period ended March 31, 2016, compared to $130,033 for the three month period ended March 31, 2015. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries.  The decrease was primarily due to certain consulting costs being deferred due to the deferral of revenue in relation to the Agreement with Sysmex.

(2)           Legal fees increased by $23 from $495 for the three month period ended March 31, 2015 to $518 for the three month period ended March 31, 2016.

(3)           Professional fees, comprised primarily of audit and financial compliance related costs, reduced by $39,001, from $63,020 for the three month period ended March 31, 2015 to $24,019 for the three month period ended March 31, 2016. The reduction was primarily due to negotiating reduced audit fees.

(4)           Rent, office related, telecoms and miscellaneous expense was $14,583 for the three month period ended March 31, 2016, compared to $21,200 for the three month period ended March 31, 2015. The decrease of $6,617 for the three month period ended March 31, 2016, can be mainly attributed to a reduction in rent charge in respect of the premises utilized by BioAMD.

Revenues

We have not generated any revenues from operations for the three month periods ended March 31, 2016 and 2015.

Other Income

We recorded other income during the three month period ended March 31, 2016 of $472, as compared to $793 for the three month period ended March 31, 2015.  This balance relates to interest income and is reducing in line with the reduction in cash held on deposit.

Net Losses

We incurred a net loss in the amount of $153,275 ($0.00 per share) for the three month period ended March 31, 2016, as compared to a net loss of $222,840 ($0.00 per share) for the three month period ended March 31, 2015, as discussed above.

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

Since our inception, we have been financed primarily by the sale of equity in private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of expenses of $20,000), $13,391,879 on May 29, 2007 (net of expenses of $1,492,000), and $3,940,189 on July 29, 2007 (net of expenses of $444,654) by way of three separate private placements of shares of common stock.  At March 31, 2016, we had cash of $188,811; other current assets of $707,613 consisting of amounts receivable, deferred charges and prepaid expenses, and we had current liabilities of $1,005,811, consisting of deferred revenue, accounts payable and accrued liabilities, and other liabilities.  We attribute our net loss to having no operating revenues to sustain our operating costs.

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities of operations was $209,431 for the three months ended March 31, 2016, as compared to net cash provided of $607,397 for the three months ended March 31, 2015. The decrease is primarily attributable to our net loss from operations of $153,275 and the net change in the balances of operating assets and liabilities in the aggregate amount of $56,066.

Net Cash Used in Investing Activities

During the three months ended March 31, 2016, the Company paid $9,181 for patent applications. During the three months ended March 31, 2015, the Company paid $10,680 for patent applications.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of operations during the three month periods ended March 31, 2016 and 2015.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WOCU Limited and of its 63% owned subsidiary, Bio-AMD Holdings Limited, and Bio-AMD Holdings Limited’s wholly owned subsidiary, Bio Medical, are maintained using the local currency (Great British Pound) as the functional currency. All assets and liabilities are translated into US Dollars at balance sheet date, equity is translated at historical rate and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the three month period ended March 31, 2016 closing rate at 1.4368 US$:GBP, average rate at 1.4324 US$:GBP and for the three month period ended March 31, 2015 closing rate at 1.4834 US$:GBP, average rate at 1.5155 US$:GBP.

Recent accounting pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 did not have any effect on our financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-12 did not have any effect on our financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, the majority of the Board has concluded that as of March 31, 2016, our disclosure controls and procedures were not effective because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in reduced oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there has been a change in our internal control over financial reporting due to the reduced cash and other liquid assets to fund the operations of the Company that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None

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

BIO-AMD, INC.

May 23, 2016                                                                                 By: /s/ Thomas Barr
      Thomas Barr, Chief Executive Officer

May 23, 2016                                                                                 By: /s/ Robert Galvin
      Robert Galvin, Chief Financial Officer