Form 10-Q
period 2016-06-30
Bio-AMD Inc.
filed 2016-08-15
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 45,975,966 shares of the issuer’s common stock outstanding as of August 8, 2016.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month and six month periods ended June 30, 2016 and 2015 (unaudited)	5

Condensed Consolidated Statement of Equity for the six month period ended June 30, 2016 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
EXPRESSED IN US DOLLARS

	June 30,	December 31,
	2016	2015
	$	$
	(Unaudited)
ASSETS

Cash	68,754	437,400
Amounts receivable	5,359	12,972
Prepaid expenses	8,068	12,251
Deferred charges (Note 1)	-	645,534

Total Current Assets	82,181	1,108,157

Property and equipment, net	140	157
Patents (Note 3)	165,573	165,848

Total Assets	247,894	1,274,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	34,114	62,149
Accrued liabilities	17,575	23,239
Other liabilities	761	17,316
Deferred revenue (Note 1)	0	950,402

Total Liabilities	52,450	1,053,106

Nature of Operations and Continuation of Business (Note 1)
Subsequent Event and Commitment (Note 7)

Stockholders' Equity:

Preferred stock, 10,000,000 shares authorized, $0.001 par value, nil shares issued and outstanding	-	-

Common stock, 500,000,000 shares authorized, $0.001 par value, 45,975,966 shares issued and outstanding	45,976	45,976
Additional paid-in capital	42,611,186	42,589,759
Accumulated other comprehensive income	35,571	73,243
Deficit	(41,384,326)	(41,331,858)
Total Bio-AMD, Inc. Stockholders' Equity	1,308,407	1,377,120
Non-controlling interest	(1,112,963)	(1,156,064)
Total Stockholders' Equity	195,444	221,056

Total Liabilities and Stockholders' Equity	247,894	1,274,162

 (The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
EXPRESSED IN US DOLLARS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
	$	$	$	$

Operating expenses:
General and administrative charges (Note 4)	103,847	354,863	257,594	578,496

Total operating expenses	103,847	354,863	257,594	578,496

Net loss before other income	(103,847)	(354,863)	(257,594)	(578,496)

Other income:
Gain on termination of research agreement (Note 5)	248,074	-	248,074	-
Interest and other income	490	731	962	1,524

Net income (loss)	144,717	(354,132)	(8,558)	(576,972)

Net loss (income) attributable to the non-controlling interest	(48,574)	7,502	(43,910)	13,554

Net loss attributable to Bio-AMD, Inc. common shareholders	$96,143	$(346,630)	$(52,468)	$(563,418)

Comprehensive Loss:
Net income (loss)	$144,717	$(354,132)	$(8,558)	$(576,972)
Foreign currency translation adjustment, net of tax	(14,848)	26,402	(17,054)	(2,875)
Total other comprehensive income (loss)	129,869	(327,730)	(25,612)	(579,847)

Comprehensive (income)/loss attributable to the non-controlling interest	(62,547)	19,990	(64,529)	16,484
Comprehensive loss attributable to the Bio-AMD, Inc. common shareholders	$67,322	$(307,740)	$(90,141)	$(563,363)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	45,975,966	45,103,998	45,975,966	44,906,076

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2016
EXPRESSED IN US DOLLARS
(Unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Non-controlling	Stockholders'
	Shares #	Amount $	Paid-in Capital $	Income $	Deficit $	Interest $	Equity (Deficit) $
Balance at December 31, 2015	45,975,966	45,976	42,589,759	73,243	(41,331,858)	(1,156,064)	221,056

Comprehensive income (loss)	-	-	-	(37,672)	-	20,618	(17,054)

Subsidiary preferred dividend	-	-	8,914	-	-	(8,914)	-

Change in ownership interest of subsidiary			12,513			(12,513)	-

Net income (loss)	-	-	-	-	(52,468)	43,910	(8,558)
Balance at June 30, 2016	45,975,966	45,976	42,611,186	35,571	(41,384,326)	(1,112,963)	195,444

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN US DOLLARS
(Unaudited)

	For the six months ended June 30,
	2016	2015
	$	$
Cash flows from operating activities:
Net loss	$(8,558)	$(576,972)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock based fees	-	24,000
Gain on termination of research agreement	(248,074)	-
Stock based consulting fees	-	184,000
Changes in operating assets and liabilities:
Amounts receivable	7,613	5,323
Prepaid expenses	4,402	(7,834)
Deferred charges	(46,878)	(397,301)
Security deposit and other assets	-	(19,594)
Accounts payable	(28,035)	102,777
Accrued liabilities	(5,664)	-
Other liabilites	(16,555)	(3,420)
Deferred revenue	-	978,076

Net cash (used in) provided by operating activities	(341,749)	289,055

Cash flows from investing activities:
Patent expenditures	(18,824)	-
Net cash used in Investing Activities	(18,824)	-

Effects of exchange rate changes on cash	(8,073)	16,944

Change in Cash	(368,646)	305,999

Cash, beginning of period	437,400	717,144

Cash, end of period	$68,754	$1,023,143

Non-cash Investing and Financing activities:
Common stock issued for prepaid services	$-	$54,000

Supplementary disclosure of cash flow information:
Interest	$-	$-
Income tax	$-	$-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016
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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of June 30, 2016 and the results of operations and cash flows for the six month periods ended June 30, 2016 and 2015. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2016.

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

Effective September 5, 2009, after having carefully evaluated all options, we abandoned our proposed oil seed business, as we no longer considered the business to be economically viable on either a go alone or partnered basis.  The proposed project initiated by prior management involved building an oil seed crushing plant at Cardiff, Wales was compromised by delays, sub-optional design and substantial legal costs.  We were unable to raise the necessary financing, to locate a project partner, or to divest our interest in the project for value.  Accordingly, we determined that our best course of action was to preserve value by winding down the oil seed operations of FFE Ltd.

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

WL is the developer of the WOCU technology, an algorithm and system of providing reference data for its WOCU global currency unit, designed to mitigate currency risk. On August 14, 2009, we provided a further £150,000 (approximately $247,800) to WL by way of a loan and have exercised certain call options. On November 20, 2009, we loaned an additional £150,000 (approximately $249,840) to WL and increased our equity position in WL. WL has been working to develop contracts with a variety of banks, currency exchange networks, data providers, and derivative exchanges in an effort to commercialize its WOCU technology through licensing agreements.

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

The Subscription Agreement also provided for WL to allot up to an aggregate of 16,900 C Ordinary Shares of WL to employees, directors and consultants of WL to secure their continued service to WL and incentivize them in the performance thereof.  An aggregate of 14,061 C Ordinary Shares were issued, for nominal consideration, to three employees and Robert Galvin, our former Chief Financial Officer on July 23, 2010. The issuance of the 14,061 C Ordinary Shares reduced our ownership in WL from 93% to 77.54%.

Effective June 30, 2011, WL agreed with all three of its employees to terminate existing employment agreements so as to reduce the monthly cash outflows. As a result of the termination of employment contracts, and in accordance with the WL Articles of Association, terminated employees gave up 9,243 C Ordinary Shares. This increased our ownership in WL to 87.13%.

During November 2011, we loaned an additional £50,000 (approximately $77,000) to WL as a short-term unsecured intercompany loan. On July 12, 2012, it was agreed that this loan would be settled through the issuance of 5,000,000 common shares, increasing our ownership in WL to 99.81%.

Since January 2013, the Company has provided further advances totaling £196,000 (approximately $260,000) into WL to fund its operations based on the prospective pipeline of opportunities that have been generated.

As at June 30, 2016, there were no commercial agreements in place, and no revenues had been generated by WL. Given the Company’s limited resources, it is unlikely that the Company can support WL operations going forward, as a contractor to WL vital to its technical operation has indicated it is not willing to continue to provide its services at the current much reduced rate of payment and accordingly further investment will be required to support WL. The Company will consider any option that might preserve any value in WL.

Bio-AMD Holdings Limited Acquisition

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio-AMD Holdings Limited (“Bio-AMD Holdings”), a United Kingdom company, and the managers of Bio-AMD Holdings, under which we acquired a 63% interest in Bio-AMD Holdings for £865,000 British Pounds (approximately $1,335,000) through the purchase of preferred shares.  The preferred shares accrue dividends at the rate of 5% per year and provide for a preference in liquidation equal to £865,000, plus accrued unpaid dividends (the preference on a sale is £850,000, plus accrued and unpaid dividends). Bio-AMD Holdings is a development stage company, formed in February 2010, which, through its operating subsidiary, Bio Alternative Medical Devices Ltd. (“Bio-Medical”), principally operates in the Medical Point of Care (“POC”) diagnostic space. Where context requires, reference to Bio-AMD Holdings also includes reference to Bio-Medical. Bio-AMD Holdings owns a portfolio of patent applications on technologies, which it expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading certain third party assays. Since 2010 Bio-AMD Holdings has been developing its technology into three initial product types (1) a digital strip reader targeted initially into the “over the counter” female well-being market (including digital pregnancy, ovulation and fertility testing, (2) a blood coagulation device and (3) early stage development work into a POC immunoassay detection system based on magnetic nanoparticle manipulation.  In addition, Bio-AMD Holdings is working to develop various commercial relationships with manufacturers, bio-chemistry companies and sales distributions partners to enable commercialization of its products through licensing agreements.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $132,000) to Bio-AMD Holdings to further fund operations. These loans are secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary, Bio-Medical.

Restructuring of Bio-AMD Holdings and Bio-Medical operations

On June 1, 2016, the intellectual property relating to the Company's DSR, COAG and MIDS projects (the "IP") and depreciated physical equipment assets (together the IP, the "Assets"), formerly under the control of Bio-AMD Holdings and Bio-Medical, were brought into the full control of Bio-AMD, Inc. under loan security agreements put in place by the Company during 2015.

On June 17, 2016, the Company entered into a Subscription and Shareholders' Agreement with Bio-AMD UK Holdings Limited ("UKH"), a United Kingdom company, and the managers of UKH, under which we acquired a 70% interest in UKH in exchange for the Assets. See exhibit 10.1.

UKH is a development stage company, formed in May 2009 by the Company's two principal and key scientists formerly contracted to Holdings, Dr. Nasser Djennati and Dr. Andrew Mitchell. UKH was formerly dormant and has never traded. Immediately prior to the transaction UKH formed a new subsidiary, MIDS Medical Limited ("MML") as a dedicated vehicle to develop our MIDS universal immunoassay detection technology in a joint venture, further described below. UKH has taken over the operations of Holdings and Bio-Medical.

The 30% of UKH not owned by the Company is owned by Dr. Nasser Djennati (15%) and Dr. Andrew Mitchell (15%), whose experience and qualifications were reported on Form 8K filed on March 3, 2010. The board of directors of both UKH and MML consists of Drs. Djennati and Mitchell, and Mr Barr, the Company's CEO.

The effect of the restructuring was to beneficially increase the Company's interest in its UK medical operations from 63% to 70%, to simplify and gain better voting control of its UK subsidiaries, and to eliminate two employee profit share arrangements.

As a result of the incremental increase in the ownership of the Assets, the Company recorded a charge to Additional Paid-in Capital and the Non-controlling Interest of $12,513. The amount represents the Company’s additional interest in the net book value of the group of Assets determined by voting control.
MIDS Medical Limited Operations
On June 20, 2016, the Company and its UKH and MML subsidiaries entered into a joint venture by way of a Subscription and Shareholders’ Agreement (“Agreement”) with a third party medical detection device developer (“Partner”) a Nevada corporation, under which the Partner, in exchange for its participation and funding to support MML during a Phase 1 development, owns a 40% interest in MML as of July 1, 2016, The Partner also prospectively agreed to fund a Phase 2 development of our MIDS universal immunoassay detection technology within the MML vehicle. MML will have the right to use the MIDS Intellectual Property (“MIDS IP”) under license during the development and the MIDS IP will be transferred to MML in the event that MML concludes a commercial deal for MIDS with a third party. See exhibit 10.2.
The Agreement provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $650,000 based on the current rate of exchange). The Partner made a Phase 1 Payment to MML, of $130,000 (the “First Payment”), which was received on August 2, 2016 and converted to £92,857. Subsequent Phase 1 Payments are expected to be received as follows; (a) on or before September 20, 2016, a payment £106,093, (b) on or before November 20, 2016, a payment of £100,640; (c) on or before January 20, 2017 a payment of £100,640; and (d) on or before March 20, 2016 a payment of £50,320.
The Agreement also provides for a contingency funding (“Contingency”) to be made available by the Partner after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $64,000) to be paid by the Partner within 20 days of receiving a written notice from  MML.
The parties to the Agreement envisage a second phase of development (“Phase 2”) to follow Phase 1. This is expected to be broadly over a similar timeframe and at a similar cost. MML may independently obtain funding for Phase 2 at MML’s option, or invite the Partner to fund.
The Agreement contains various provisions to govern the funding obligations of the Partner: if any Phase 1 Payment is not made within 14 days of it falling due (“Default”), the Partner’s shareholding in MML may be reduced to zero; if no Contingency is drawn during Phase 1, UKH will be awarded an enduring 2.5% profit after tax right in MML (“Override”) which will increase to a 15% Override if the Partner declines to fund Phase 2; if the Partner declines to fund Phase 2 and any Contingency has been drawn, UKH will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert pro rata into ordinary shares in the event of a sale of MML.
Provided that each Phase 1 Payment is made within 14 days of falling due, the Partner also has additional control rights over MML, including representation on the MML board of directors, rights over the appointment and employment of senior management persons, indebtedness, major transactions, budget approval rights, accounting practices and general operational management supervisory rights.
As a condition of the Agreement, MML has entered into Supply of Services Agreements under which it receives the services of Drs. Djennati and Mitchell, being key personnel related to the MIDS development.
Initial development project planning has commenced on the MIDS project, including the specification of a bench rig printed circuit board designed to support first stage testing of a sample of Hall Effect Sensors already supplied to MML in order to examine their behavior in the detection of magnetic nanoparticles – the core MIDS technology – and to determine how these Hall Effect Sensors should be optimized prior to integration in a micro fluidic test strip.
The Company has agreed, pursuant to a letter agreement (the “Warrant Agreement”), to prospectively issue 3,000,000 five year warrants in the Company exercisable at $0.10, to certain third parties (or their nominees) who have introduced the Partner to the Company (“Introducer Warrants”). The Warrant Agreement provides for the Introducer Warrants to be issued at the discretion of the Company at any time up to MML receiving the final Phase 1 Payment, and may not be exercised prior to June 15, 2017. In the event the Phase 1 Payments are not made in full, the Company will have the right to cancel the issuance of the Introducer Warrants, or to negotiate revised terms, at the Company’s sole option. No other fees have been paid in regard to the Agreement. See exhibit 4.1.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through June 30, 2016.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $41,384,326 as at June 30, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue its existence is dependent upon commencing its planned operations, management's ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund the development of its diagnostic technology and on-going operations through equity and debt financing arrangements.  However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements.  The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of June 30, 2016), Bio-AMD Holdings Limited (a 63% owned subsidiary as of June 30, 2016), along with Bio-AMD Holdings Limited’s wholly owned subsidiary Bio-Medical, and Bio-AMD UK Holdings Limited (a 70% owned subsidiary effective June 30, 2016), along with its then wholly owned subsidiary MIDS Medical Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

The third party ownerships of 0.19% of WL, 37% of Bio-AMD Holdings, and 30% of UKH are recorded as non-controlling interests in the unaudited condensed consolidated financial statements.

Patents

Patents are stated at cost less accumulated amortization and are comprised of patent applications on technologies which the Company expects to enable it to develop highly accurate, low cost, hand held electronic diagnostic devices capable of reading third party assays. The patents are amortized straight-line over the estimated useful life but not to exceed 17 years.

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

In May 2016, the Company received formal written notice of termination of its Master Agreement with Sysmex Corporation (“Sysmex”) in a letter dated April 22, 2016. As a result of the termination, the Company has no further obligations with respect to the research agreement and related funding received.  Due to the unexpected termination by Sysmex, the Company recorded a gain from the contract termination of $248,074.

Foreign currency translation

The Company's reporting and functional currency is US Dollars. The accounts of the Company's 99.81% owned subsidiary, WL, and the Company's 63% owned subsidiary, Bio-AMD Holdings, and Bio-AMD Holdings' wholly owned subsidiary, Bio-Medical, and the Company's 70% owned subsidiary UKH and its wholly owned subsidiary MML, are maintained using the local currency (Great British Pounds) as the functional currency. All assets and liabilities are translated into US Dollars at the balance sheet date, equity is translated at historical rates, and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are recorded as accumulated other comprehensive income.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

The relevant translation rates are as follows: For the six month period ended June 30, 2016 closing rate at 1.3242 US$:GBP, average rate at 1.4319 US$:GBP and for the six month period ended June 30, 2015 closing rate at 1.5717 US$:GBP, average rate at 1.5233 US$:GBP.

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

Note 3 – Patents

	Cost $	Accumulated amortization $	Foreign currency translation adjustment $	June 30, 2016 Net carrying value $	December 31, 2015 Net carrying value $

Patents	174,810	–	(9,237)	165,573	165, 848

Bio-AMD currently has eight patent applications covering its three proprietary technology platforms, the Company having elected to abandon one redundant patent relating to DSR which was due for renewal in April 2016 (other patents relating to DSR are being maintained). We continue to review our intellectual property strategy with the intention of sufficiently protecting our key intangible assets, and that any new IP generated is reviewed as far as possible to optimize the novel nature of the IP and freedom to operate in key jurisdictions.

In June 2015, Bio AMD Holdings Limited received a grant of U.S. patent dated June 2, 2015, under U.S. Patent No. US 9,046,512 protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

In January 2016, the Company received a grant of patent from the State Intellectual Property Office of the People’s Republic of China (“PRC”) for our MIDS technology. The Company has made similar MIDS technology patent applications in the U.K. and in more than 145 Contracting States under the international Patent Cooperation Treaty, and separately in the USA, the European Union and India.

In March 2016, the Company received notice of grant of patent from the State Intellectual Property Office of the PRC relating to our microfluidic strip and reader technology designed to test PT/INR by a POC device.

Note 4 – Related Party Transactions

During the three months ended June 30, 2016, we paid $nil (2015 - $49,156), to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our former Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the six month period ended June 30, 2016, we paid an aggregate of $10,030 (2015 - $99,319) to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, during the six months ended June 30, 2016, the Company paid $nil (2015 - $11,500 (£7,500)) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK. The rental expense was set at £500 per month for Bio-AMD Inc. (approximately $760), this ceased on July 31, 2015 and £750 per month for Bio-AMD Holdings (approximately $1,150), reduced to £500 (approximately $760) for each of the months of August and September 2015, and which ceased in October, 2015.

During the three month period ended June 30, 2016, we paid an aggregate of $24,138 (2015 - $36,461) to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.  During the six month periods ended June 30, 2016, we paid an aggregate of $59,290 (2015 - $72,351) to Mr. Barr.

During the three month period ended June 30, 2016, we paid an aggregate of $15,733 (2015 - $23,614) to David Miller, our Chief Financial Officer, for services provided to us by Mr. Miller in all capacities. During the six month period ended June 30, 2016, we paid an aggregate of $38,563 (2015 - $46,988) to Mr. Miller.

Note 5 – Deferred Revenue

Deferred revenue consists of funds received in advance of services being performed. The Company’s revenue recognition policy dictates that revenues will be recognized when the services have been completed and no significant Company obligations remain. As at June 30, 2016, the Company had $nil (December 31, 2015 - $950,402 (£642,077)) of deferred revenues.

The costs directly associated with the performance of services for which revenue has been deferred are initially capitalized as deferred costs. These costs will be recognized as a component of cost of revenue when the associated revenue is recognized.
As at June 30, 2016, the Company had $nil (December 31, 2015 - $645,534 (£436,113)) of deferred costs.

In May 2016, the Company received notice of termination of its Master Agreement with Sysmex. Upon receiving notice, management has determined that the Company has no further material obligations under the research agreement. The net difference between the deferred revenues and deferred costs of $248,074 has been recognized as a gain on termination of research agreement in the statement of operations.

Note 6 – Segmented Information

We currently operate in two segments: 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of June 30, 2016, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% and 70% owned subsidiaries, Bio-AMD Holdings and Bio-AMD UK Holdings Limited, respectively. Segment information for the three and six months ended June 30, 2016 and 2015 consists of the following:

Three months ended June 30, 2016:

	WL	Bio-AMD Holdings & Bio-AMD UK Holdings	Other (Corporate)	Consolidated

Interest and other income	$427	$-	$63	$490
Segment net income (loss)	(2,168)	239,041	(92,156)	144,717
Segment total assets	3,319	177,543	67,032	247,894

Three months ended June 30, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Interest and other income	$463	$-	$268	$731
Segment net loss	(12,025)	(20,213)	(321,894)	(354,132)
Segment total assets	2,672	1,168,133	483,272	1,654,077

Six months ended June 30 2016:

	WL	Bio-AMD Holdings & Bio-AMD UK	Other (Corporate)	Consolidated

Interest and other income	$860	$-	$102	$962
Segment net income (loss)	(4,018)	226,444	(230,984)	(8,558)
Segment total assets	3,319	177,543	67,032	247,894

Six months ended June 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Interest and other income	$921	$-	$603	$1,524
Segment net loss	(33,524)	(36,459)	(506,989)	(576,972)
Segment total assets	2,672	1,168,133	483,272	1,654,077

Note 7 – Subsequent Event and Commitment

As previously described in Note 1, effective July 1, 2016, the Company has formed a joint venture agreement for the Phase 1 development of MIDS technological application.

The Company has agreed, to prospectively issue 3,000,000 five year warrants in the Company exercisable at $0.10 per share, to certain third parties (or their nominees) who have introduced the joint venture partner to the Company. The warrants may  be issued at any time up to MML receiving the final Phase 1 Payment and they may not be exercised prior to June 15, 2017.

Management evaluated all activities of the Company through the issuance date of the Company's interim unaudited condensed consolidated financial statements and concluded that no further subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

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

On February 25, 2010, we entered into a Subscription and Shareholders Agreement with Bio AMD Holdings Limited (“Bio-AMD”), a UK limited company, and the managers of Bio-AMD, under which we acquired 63% of the fully diluted equity in Bio-AMD for £865,000 GBP (approximately $1,287,000 at the time of purchase). Bio-AMD is a technology company focused in the rapidly expanding medical diagnostic Point Of Care (“POC”) market. Bio-AMD currently has eight patent applications pending or granted covering its three technology platforms.

Restructuring of Bio-AMD Holdings and Bio-Medical operations

On June 1, 2016 the intellectual property relating to the Company’s DSR, COAG and MIDS projects (the “IP”) and depreciated physical equipment assets (together the “Assets”), formerly under the control of Bio-AMD Holdings and Bio-Medical, into the full control of Bio-AMD, Inc. as a result of the loan security put in place by the Company during 2015.

On June 17, 2016 the Company entered into a Subscription and Shareholders' Agreement with Bio-AMD UK Holdings Limited ("UKH"), a United Kingdom company, and the managers of UKH, under which we acquired a 70% interest in UKH in exchange for the Assets.

UKH is a development stage company, formed in May 2009 by the Company's two principal and key scientists formerly contracted to Holdings, Dr. Nasser Djennati and Dr. Andrew Mitchell. UKH was formerly dormant and has never traded. Immediately prior to the transaction UKH formed a new subsidiary, MIDS Medical Limited ("MML") as a dedicated vehicle to develop our MIDS universal immunoassay detection technology in a joint venture, further described below. UKH has taken over the operations of Holdings and Bio-Medical.

The 30% of UKH not owned by the Company is owned by Dr. Nasser Djennati (15%) and Dr. Andrew Mitchell (15%). The board of directors of both UKH and MML consists of Drs. Djennati and Mitchell, and Mr Barr, the Company's CEO.

The effect of the restructuring was to beneficially increase the Company's interest in its UK operations from 63% to 70%, to simplify and gain better voting control of its UK subsidiaries, and to eliminate two employee profit share arrangements.

MIDS Medical Limited Operations

On June 20, 2016 the Company and its UKH and MML subsidiaries entered into a joint venture by way of a Subscription and Shareholders’ Agreement (“Agreement”) with a third party medical detection device developer (“Partner”) a Nevada corporation, under which the Partner, in exchange for its participation and funding to support MML during a Phase 1 development, owns a 40% interest in MML as of July 1, 2016, The Partner also prospectively agreed to fund a Phase 2 development of our MIDS universal immunoassay detection technology within the MML vehicle. MML will have the right to use the MIDS Intellectual Property (“MIDS IP”) under license during the development and the MIDS IP will be transferred to MML in the event that MML concludes a commercial deal for MIDS with a third party.

The Agreement provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $597,000 based on the current rate of exchange).

Business Overview

During the quarter ended June 30, 2016, we were engaged in the following sectors:
•	developing our POC medical diagnostic business; and

•	developing our currency risk mitigation business.

Operations - Medical

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

In June 2015 we received notice of the grant of a U.S. patent dated June 2, 2015, under U.S. Patent No. US 9,046,512 protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

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

The Company believes that its COAG technology is now well advanced and performs better than expected when compared to gold standard lab analyzers and the market-dominant POC PT/INR self-test device, CoaguChekXS. The Company believes that COAG broadly matches the accuracy performance of those tests even in an un-optimized device. Our data suggest that a finalized, optimized COAG device is expected to be a leader on POC accuracy, with a sub 5% coefficient of variance, in an environment where the FDA is seeking higher PT/INR self-test accuracy requirements. We believe that COAG has been proven to operate on a patient-friendly, minimal 5 microliter pin prick blood sample, which is materially smaller than any other device available in the market. Accordingly the Company believes that COAG will be of interest to major POC providers.

We are in the process of contacting and exchanging information with major medical companies with a view to obtaining a new development deal for COAG. Whilst we have received some interest there can be no assurance that we will enter into any new agreement to jointly develop COAG or to otherwise commercialize COAG.

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

The market for female well-being, which includes digital home pregnancy and fertility testing, was estimated to be worth approximately $1.5 billion globally in 2012.  Whilst the market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response, in several regions, particularly Asia, there is demonstrated demand from local distributors for OEM produced digital pregnancy test kits (“PTK”), the key factors being price and marketability by way of unique product features. Options for DSR might include creating our own branded and/or OEM digital pregnancy testing kit, or partnering with a qualified distributor aiming to launch a branded product into the region.  This will entail our finalizing a product manufacturing design file and obtaining appropriate territorial regulatory approval specifically for the Asian market. Such a strategy will require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

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

We plan to develop the immunoassay platform initially for the high sensitivity cardiac marker POC testing market, which are measured to evaluate heart function.  Cardiac markers are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome.  The detection of these markers is used to diagnose myocardial infarction and its severity, typically troponin (cTnI or cTnT), myoglobin and Creatine kinase MB isoenzyme (CK-MB). Our ultimate aim is to commercialize a product for the multiple cardiac marker testing market which was estimated by BCC Research to be worth US $1.3 billion globally in 2013 (including device, reagent and supply sales), and is expected to grow to $2.4 billion by 2018.

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

To date some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations in-part funded by the UK Government. .  In April 2011 we made an initial patent application for the technology and in October 2012 we entered into the national phase stage, making applications in Europe, US, India and China, with a Chinese patent being granted in March 2016

On June 20, 2016 the Company and its UKH and MML subsidiaries entered into a joint venture by way of a Subscription and Shareholders’ Agreement (“Agreement”) with a third party medical detection device developer (“Partner”) a Nevada corporation, under which the Partner, in exchange for its participation and funding to support MML during a Phase 1 development, owns a 40% interest in MML as of July 1, 2016, The Partner also prospectively agreed to fund a Phase 2 development of our MIDS universal immunoassay detection technology within the MML vehicle. The Agreement provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $596,500 based on the current rate of exchange).
Initial development project planning has commenced on the MIDS project, including the specification of a bench rig printed circuit board designed to support first stage testing of a sample of Hall Effect Sensors already supplied to MML in order to examine their behavior in the detection of magnetic nanoparticles – the core MIDS technology – and to determine how these Hall Effect Sensors should be optimized prior to integration in a micro fluidic test strip.
Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $133,000) to Bio-AMD Holdings to further fund operations. These loans were secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary, Bio Medical. These assets have now been transferred to UKH as a result of the security.
To date, no revenues had been generated by Bio-AMD Holdings or UKH.
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

The WOCU quotation is also available via a mobile application for Apple mobile devices known as “WOCU”. This application supports five languages; English, simplified Chinese, traditional Chinese, Japanese and Korean.  The WOCU quotation is also available as an hourly reference price available directly from WL by RSS feed, e-mail and via WL’s FTP server. The WOCU quotation as an hourly updated price is also available from the Company’s corporate website www.wocu.com

WL has established relationships with a number of individuals and organizations authorized to serve as introducing agents ("IAs") to the WL business, charged with identifying suitable prospects that fit the WL target profile.   These IAs are remunerated purely on a contingent basis linked only to successful results and each IA generally is responsible for its own expenses. The exact terms of any IA arrangement is agreed between WL and the IA on a case by case basis.  IAs are chosen based on their experience and knowledge of the financial markets and their deep contact network. To date six such IAs have been appointed.

Since January 2013, the Company has provided further advances totaling £196,000 (approximately $260,000) into WL to fund its anticipated operations based on the prospective pipeline of opportunities that have been generated.

WL has not achieved any operating revenues to date and does not expect to achieve operating revenues until such time, if ever, that the WOCU is successfully marketed.

Given the Company’s limited resources, it is unlikely that the Company can support WL operations going forward, as a contractor to WL vital to its technical operation has indicated it is not willing to continue to provide its services at the current much reduced rate of payment and accordingly further investment will be required to support WL. The Company will consider any option that might preserve any value in WL.

Results of Operations

Losses from Operations

We incurred losses from operations of $103,847 and $257,594 for the three and six month periods ended June 30, 2016, respectively, compared to losses from operations of $354,863 and $578,496 for the three and six month periods ended June 30, 2015, respectively.

The main components of the recorded operating loss during the three and six month periods ended June 30, 2016 compared to losses from continuing operations during the three and six month periods ended June 30, 2015 were as follows:

		3 months ended June 30,		6 months ended June 30,
	Note	2016	2015	2016	2015
Consulting expenses	1	$74,343	$96,021	$174,505	$226,054
Legal Fees	2	5,965	5,780	6,483	6,275
Professional Fees	3	6,038	9,369	30,057	72,389
Rent, Office related, Telecoms and Miscellaneous	4	6,993	25,245	21,576	46,445
Stock-based compensation	5	-	199,000	-	208,000

(1)           Consulting expenses decreased by $21,678 to $74,343 for the three month period ended June 30, 2016, compared to $96,021 for the three month period ended June 30, 2015 and decreased by $51,549 to $174,505 for the six month period ended June 30, 2016 compared to $226,054 for the six month period ended June 30, 2015. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. These officers/consultants have recently received a reduced fee which commenced at the beginning of March 2016.  However the majority of the decrease was primarily due to certain consulting costs initially capitalized as deferred costs and which are directly associated with the performance of services for which revenue has been previously deferred. These costs have been netted in the gain on termination of research agreement due to the termination of the Master Agreement by Sysmex.

(2)           Legal fees increased by $185 from $5,780 for the three month period ended June 30, 2015 to $5,965 for the three month period ended June 30, 2016 and increased by $208 to $6,483 for the six month period ended June 30, 2016 from $6,275 for the six month period ended June 30, 2015. We continue to monitor all advisor related expenditure to ensure maximum value at minimal cost

(3)           Professional fees comprised primarily of audit and financial compliance related costs, decreased by $3,331 from $9,369 for the three month period ended June 30, 2015 to $6,038 for the three month period ended June 30, 2016 and decreased by $42,332 from $72,389 for the six month period ended June 30, 2016 to $30,057 for the six month period ended June 30, 2015. The reduction was primarily due to a change of auditor.

(4)           Rent, Office related, Telecoms and Travel expense was $6,993 for the three month period ended June 30, 2016 compared to $25,245 for the three month period ended June 30, 2015 and was $21,576 for the six month period ended June 30, 2016 compared to $46,445 for the six month period ended June 30, 2015. The decrease of $24,869 for the six month period ended June 2016 can mainly be attributed to a decrease in rent expense incurred in Bio-AMD and a decrease in travel expenses in Bio-Medical.

(5)           Stock-based compensation was $nil for the three month period ended June 30, 2016 compared to $199,000 for the three month period ended June 30, 2015 and was $nil for the six month period ended June 30, 2016 compared to $208,000 for the six month period ended June 30, 2015. The decrease of $208,000 for the six month period ended June 2016 can mainly be attributed to that fact the Company did not issue any stock-based compensation during the six month period ended June 30, 2016 whereas the Company issued 1,150,000 restricted shares of common stock with a fair value of $184,000 in relation to a consulting agreement dated June 9, 2015 as well as recognizing $24,000 for the six month period ended June 30, 2015 in relation to 300,000 restricted shares of stock options issued for investor relationship services provided to the Company over a period of twelve months.

Revenues

We have not generated any revenues from operations for the three and six month periods ended June 30, 2016 and 2015.

Other Income

We recorded other income during the three and six month periods ended June 30, 2016 of $248,564 and $249,036, respectively, as compared to $731 and $1,524 for the three and six month periods ended June 30, 2015, respectively.  The increase in other income over the three and six month periods relates to a $248,074 gain on termination of research agreement due to the termination of the Master Agreement by Sysmex.

Net Losses

We generated net income in the amount of $144,171 and a net loss of $8,558 ($0.00 and ($0.00) per share) for the three and six month periods ended June 30, 2016, respectively, as compared to a net loss of $354,132 and $576,972 (($0.01) and ($0.01) per share) for the three and six month periods ended June 30, 2015, respectively, for the reasons discussed above.

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

Since our inception, we have been financed primarily by the sale of equity in private placements.  We raised $10,000 for shares issued to founders in 2006, $1,635,000 on December 29, 2006 (net of expenses of $20,000), $13,391,879 on May 29, 2007 (net of expenses of $1,492,000), and $3,940,189 on July 29, 2007 (net of expenses of $444,654) by way of three separate private placements of shares of common stock.  At June 30, 2016, we had cash of $68,754; other current assets of $13,427 consisting of amounts receivable, and prepaid expenses, and we had current liabilities of $52,450, consisting of accounts payable, accrued liabilities, and other liabilities.  We attribute our operating loss to having no operating revenues to sustain our operating costs. These factors raise substantial doubt about our ability to continue as a going concern.

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities of operations was $341,750 for the six months ended June 30, 2016, as compared to net cash provided of $289,055 for the six months ended June 30, 2015. The increase is primarily attributable to our net loss from operations of $8,558 and the net change in the balances of operating assets and liabilities in the aggregate amount of $612,176.

Net Cash Used in Investing Activities

During the six months ended June 30, 2016, the Company paid $18,824 for patent applications. During the six months ended June 30, 2015, the Company paid $nil for patent applications.

Net Cash Provided by Financing Activities

We did not raise any funds through financing activities of operations during the six month periods ended June 30, 2016 and 2015.

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

Foreign Currency Translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and the Company’s 63% owned subsidiary, Bio-AMD Holdings, and Bio-AMD Holdings Limited’s wholly owned subsidiary, Bio-Medical, and the Company’s 70% owned Subsidiary UKH and its 60% owned subsidiary MML, are maintained using the local currency (Great British Pound) as the functional currency. All assets and liabilities are translated into US Dollars at balance sheet date, equity is translated at historical rate and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are deferred as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) gain.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the six month period ended June 30, 2016 closing rate at 1.3242 US$:GBP, average rate at 1.4319 US$:GBP and for the six month period ended June 30, 2015 closing rate at 1.5717 US$:GBP, average rate at 1.5233 US$:GBP.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in reduced oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2016, there has been a change in our internal control over financial reporting due to the reduced cash and other liquid assets to fund the operations of the Company that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Form of warrants agreement letter
10.1	Subscription and Shareholders’ Agreement dated June 17, 2016 among Bio-AMD UK Holdings, the persons named on Schedule 1 Part A thereto and Bio-AMD, Inc.
10.2	Subscription and Shareholders’ agreement dated June 20, 2016, among MIDS Medical Limited, Zenosense, Inc.,Bio-AMD UK Holdings Limited and Bio-AMD Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-AMD, INC.

August 15, 2016	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

August 15, 2016		/s/ David Miller
David Miller, Chief Financial Officer