Form 10-Q
period 2016-09-30
Bio-AMD Inc.
filed 2016-11-15
CIK 1370030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 45,975,966 shares of the issuer’s common stock outstanding as of November 3, 2016.

BIO-AMD, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month and nine month periods ended September 30, 2016 and 2015 (unaudited)	5

Condensed Consolidated Statement of Equity for the nine month period ended September 30, 2016 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Bio-AMD, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
EXPRESSED IN US DOLLARS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets:
Cash	$122,952	$437,400
Amounts receivable	7,579	12,972
Prepaid expenses	9,430	12,251
Deferred charges	-	645,534

Total Current Assets	139,961	1,108,157

Property and equipment, net	138	157
Patents (Note 3)	178,254	165,848

Total Assets	$318,353	$1,274,162

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$59,414	$62,149
Accrued liabilities	17,274	23,239
Other liabilities	748	17,316
Deferred revenue	-	950,402

Total Liabilities	77,436	1,053,106

Nature of Operations and Continuation of Business (note 1)
Commitment (Note 7)
Subsequent Event (Note 8)

Stockholders' Equity:

Preferred stock, 10,000,000 shares authorized, $0.001 par value, nil shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.001 par value, 45,975,966 shares issued and outstanding	45,976	45,976
Additional Paid-in Capital	42,741,186	42,589,759
Accumulated other comprehensive income	15,749	73,243
Accumulated deficit	(41,429,171)	(41,331,858)
Total Bio-AMD, Inc. Stockholders' Equity	1,373,740	1,377,120
Non-controlling interest	(1,132,823)	(1,156,064)
Total Stockholders' Equity	240,917	221,056

Total Liabilities and Stockholders' Equity	$318,353	$1,274,162

 (The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
EXPRESSED IN US DOLLARS
(Unaudited)

	For the three months				For the nine months
	ended September 30,				ended September 30,
	2016		2015		2016		2015
	$		$		$		$
Expenses:
General and administrative charges (Note 4)		68,099		160,781		325,693		739,277

Total operating expense		68,099		160,781		325,693		739,277

Net loss before other income		(68,099)		(160,781)		(325,693)		(739,277)

Other income:
Gain on termination of research agreement (Note 5)		-		-		248,074		-
Grant income		-		77,872		-		77,872
Interest and other income		439		668		1,401		2,192

Net income (loss)		(67,660)		(82,241)		(76,218)		(659,213)

Net loss (income) attributable to the non-controlling interest		22,815		(16,682)		(21,095)		(9,382)

Net loss attributable to Bio-AMD, Inc. common shareholders		(44,845)		(98,923)		(97,313)		(668,595)

Comprehensive Loss:
Net income (loss)		(67,660)		(82,241)		(76,218)		(659,213)
Foreign currency translation adjustment, net of tax		(16,867)		26,402		(33,921)		(14,400)
Total other comprehensive income (loss)		(84,527)		(55,839)		(110,139)		(673,613)

Comprehensive (income)/loss attributable to the non-controlling interest		19,861		19,990		(44,668)		(13,702)
Comprehensive loss attributable to the Bio-AMD Inc. Common Shareholders		(64,666)		(35,849)		(154,807)		(687,315)

Net loss per common share attributable to Bio-AMD, Inc. common shareholders - basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.01)

Weighted average number of common shares outstanding - basic and diluted		45,975,966		45,975,966		45,975,966		45,266,425

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016
EXPRESSED IN US DOLLARS
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2014	44,525,966	44,526	42,329,451	(40,504,433)	102,589	(1,138,732)	833,401

Issuance of shares for prepaid services	300,000	300	53,700	-	-	-	54,000

Issuance of shares for services	1,150,000	1,150	182,850	-	-	-	184,000

Comprehensive loss	-	-	-	-	(29,346)	9,974	(19,372)

Subsidiary preferred dividend	-	-	23,758	-	-	(23,758)	-

Net loss	-	-	-	(827,425)	-	(3,548)	(830,973)
Balance at December 31, 2015	45,975,966	45,976	42,589,759	(41,331,858)	73,243	(1,156,064)	221,056

Comprehensive loss	-	-	-	-	(57,494)	23,573	(33,921)

Investment in subsidiary			130,000				130,000

Subsidiary preferred dividend	-	-	8,914	-	-	(8,914)	-,

Change in ownership interest of subsidiary	-	-	12,513	-	-	(12,513)	-

Net loss	-	-	-	(97,313)	-	21,095	(76,218)
Balance at September 30, 2016	45,975,966	45,976	42,741,186	(41,429,171)	15,749	(1,132,823)	240,917

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN US DOLLARS
(Unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(76,218)	$(659,213)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid stock based fees	-	39,000
Gain on termination of research agreement	(248,074)
Stock based consulting fees		184,000
Changes in operating assets and liabilities:
Prepaid expenses	2,821	(11,456)
Amounts receivable	5,393	10,523
Deferred charges	(46,879)	(534,295)
Security deposit and other assets	-	(24,443)
Accounts payable and accrued expenses	(8,700)	67,689
Other liabilities	(16,568)	9,717
Deferred revenue	-	983,790
Total Adjustments	(312,007)	724,525

Net cash used in operating activities	(388,225)	65,312

Cash flows used in investing activities:
Patent expenditures	(34,890)	-
Net cash used in investing activities	(34,890)	-

Cash flows from financing activities:
Proceeds from investment in MIDS Medical	130,000	-
Net cash provided by financing activities	130,000	-

Effects of exchange rate changes on cash	(21,333)	(16,948)

Net (decrease) increase in cash	(314,448)	48,364

Cash, beginning of period	437,400	717,144

Cash, end of period	$122,952	$765,508

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental schedule of non-cash investing and financing activities:	$-	$-
Common stock issued for prepaid services	$-	$54,000

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

Bio-AMD, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016
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

In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of September 30, 2016 and the results of operations and cash flows for the three and nine month periods ended September 30, 2016 and 2015. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2016.

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

On April 15, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we merged with our newly formed, wholly owned subsidiary, Bio-AMD, Inc., a Nevada corporation (“Merger Sub” and such merger transaction, the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased and shareholders of the Company became shareholders of the surviving company named Bio-AMD, Inc. As permitted by Chapter 92A.180 of Nevada Revised Statutes, the sole purpose of the Merger was to effect a change of our name to Bio-AMD, Inc. to better reflect our core business area. Upon the filing of Articles of Merger (the “Articles of Merger”) with the Secretary of State of Nevada on April 15, 2011 to effect the Merger, our Articles of Incorporation were deemed amended to reflect the change in our corporate name.  We are quoted on OTC Markets and the OTC Bulletin Board under the symbol “BIAD”.

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

As at September 30, 2016, there were no commercial agreements in place, and no revenues had been generated by WL. Given the Company's limited resources, it is unlikely that the Company can support WL operations going forward, as a contractor to WL vital to its technical operation has indicated it is not willing to continue to provide its services at the current much reduced rate of payment and accordingly further investment will be required to support WL. The Company's default option is to shut down WL. The Company is considering any option that might preserve any value in WL and is considering an offer from the contractor and our CEO, Mr Thomas Barr, to purchase the Company's shares in WL in exchange for nominal consideration and a future payment contingent on the future success of WL, if any.

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

Restructuring of Bio-AMD Holdings and Bio-Medical operations

On June 1, 2016, the intellectual property relating to the Company’s DSR, COAG and MIDS projects (the “IP”) and depreciated physical equipment assets (together the IP, the “Assets”), formerly under the control of Bio-AMD Holdings and Bio-Medical, were brought into the full control of Bio-AMD, Inc. under loan security agreements put in place by the Company during 2015.

On June 17, 2016, the Company entered into a Subscription and Shareholders’ Agreement with Bio-AMD UK Holdings Limited (“UKH”), a United Kingdom company, and the managers of UKH, under which we acquired a 70% interest in UKH in exchange for the Assets.

UKH is a development stage company, formed in May 2009 by the Company’s two principal and key scientists formerly contracted to Holdings, Dr. Nasser Djennati and Dr. Andrew Mitchell. UKH was formerly dormant and has never traded. Immediately prior to the transaction UKH formed a new subsidiary, MIDS Medical Limited (“MML”) as a dedicated vehicle to develop our MIDS universal immunoassay detection technology in a joint venture, further described below. UKH has taken over most of the operations of Holdings and Bio-Medical.

The 30% of UKH not owned by the Company is owned by Dr. Nasser Djennati (15%) and Dr. Andrew Mitchell (15%), whose experience and qualifications were reported on Form 8K filed on March 3, 2010. The board of directors of UKH consists of, and the board of MML includes, Drs. Djennati and Mitchell, and Mr Barr, the Company’s CEO.

The effect of the restructuring was to beneficially increase the Company’s interest in its UK medical operations from 63% to 70%, to simplify and gain better voting control of its UK subsidiaries, and to eliminate two employee profit share arrangements.

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

The Agreement provided for a series of payments ("Phase 1 Payments") in an aggregate amount of £450,500 (approximately $650,000 based on the rate of exchange prevailing at the time of the agreement). The Partner made a Phase 1 Payment to MML, of $130,000 (the "First Payment"), which was received on August 2, 2016 and was converted to £92,857. Subsequent Phase 1 Payments were expected to be received as follows; (a) on or before September 20, 2016, a payment £106,093, (b) on or before November 20, 2016, a payment of £100,640; (c) on or before January 20, 2017, a payment of £100,640; and (d) on or before March 20, 2017, a payment of £50,320.

On September 29, 2016, the Agreement was amended to provide for the Phase 1 payments to be made in US dollars to an amended timetable, with all other provisions of the Agreement remaining in force: The Partner made a Phase 1 Payment to MML of $130,000 (the "First Payment"), received on August 2, 2016 and further payments of $30,000 and $110,000 were received on October 28, 2016 and November 2, 2016 respectively. Subsequent Phase 1 Payments are expected to be received as follows; (a) on or before November 30, 2016, a payment of $152,500; (b) on or before January 31, 2017, a payment of $152,500; and (c) on or before March 31, 2017, a payment of $75,000.

On October 11, 2016, the Partner appointed its CEO to the board of MML.

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

The Company has agreed, pursuant to a letter agreement (the “Warrant Agreement”), to prospectively issue 3,000,000 five year warrants in the Company exercisable at $0.10, to certain third parties (or their nominees) who have introduced the Partner to the Company (“Introducer Warrants”). The Warrant Agreement provides for the Introducer Warrants to be issued at the discretion of the Company at any time up to MML receiving the final Phase 1 Payment, and may not be exercised prior to June 15, 2017. In the event the Phase 1 Payments are not made in full, the Company will have the right to cancel the issuance of the Introducer Warrants, or to negotiate revised terms, at the Company’s sole option. No other fees have been paid in regard to the Agreement. As at September 30, 2016, the Company has not issued any Introducer Warrants.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not commenced its planned principal operations. As shown in the accompanying unaudited condensed consolidated financial statements, the Company has not generated any revenue and has incurred recurring losses through September 30, 2016.  Additionally, the Company has recurring negative cash flows from operations and has an accumulated deficit of $41,429,171 as at September 30, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Bio-AMD, Inc., WOCU Limited (a 99.81% owned subsidiary as of September 30, 2016), Bio-AMD Holdings Limited (a 63% owned subsidiary as of September 30, 2016), along with Bio-AMD Holdings Limited’s wholly owned subsidiary Bio-Medical, and Bio-AMD UK Holdings Limited (“UKH”) (a 70% owned subsidiary effective September 30, 2016), along with its then wholly owned subsidiary, MIDS Medical Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Foreign currency translation

The Company’s reporting and functional currency is US Dollars. The accounts of the Company’s 99.81% owned subsidiary, WL, and the Company’s 63% owned subsidiary, Bio-AMD Holdings, and Bio-AMD Holdings’ wholly owned subsidiary, Bio-Medical, and the Company’s 70% owned subsidiary UKH and its wholly owned subsidiary MML, are maintained using the local currency (Great British Pounds) as the functional currency. All assets and liabilities are translated into US Dollars at the balance sheet date, equity is translated at historical rates, and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are recorded as accumulated other comprehensive income.  Transaction gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

The relevant translation rates are as follows: For the nine month period ended September 30, 2016 closing rate at US$1.3015 per GBP, average rate at US$1.3921 per GBP and for the nine month period ended September 30, 2015 closing rate at US$1.5164 per GBP, average rate at US$1.5322 per GBP.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Patents

	Cost $	Accumulated amortization $	Foreign currency translation adjustment $	September 30, 2016 Net carrying value $	December 31, 2015 Net carrying value $

Patents	200,738	–	(22,484)	178,254	165, 848

The Company, through UKH and MML, currently has eight patent applications covering its three proprietary technology platforms. We continue to review our intellectual property strategy with the intention, within the constraints of our currently limited financial resources, of sufficiently protecting our key intangible assets, and that any new IP generated is reviewed as far as possible to optimize the novel nature of the IP and freedom to operate in key jurisdictions.

In June 2015, the Company received a grant of U.S. patent protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

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

For the period ended September 30, 2016, there has been no amortization on the patents as they are still under development and have not been placed in use.

Note 4 – Related Party Transactions

During the three months ended September 30, 2016, we paid $nil (2015 - $46,613), to The ARM Partnership (“ARM”), a partnership in which Robert Galvin, our former Chief Financial Officer and Treasurer is a partner, for services provided to us by Mr. Galvin in all capacities. During the nine month period ended September 30, 2016, we paid an aggregate of $10,030 (2015 - $145,932) to ARM. Mr. Galvin owns 12.33% of the outstanding share capital of Bio-AMD Holdings. In addition, during the nine months ended September 30, 2016, the Company paid $nil (2015 - $9,750 (£14,800)) for the use of ARM’s offices in central London located at 3rd Floor, 14 South Molton Street, London, UK.

During the three month period ended September 30, 2016, we paid an aggregate of $9,269 (2015 - $36,175) to Thomas Barr, our Chief Executive Officer, for services provided to us by Mr. Barr in all capacities.  During the nine month period ended September 30, 2016, we paid an aggregate of $68,559 (2015 - $108,526) to Mr. Barr.

During the three month period ended September 30, 2016, we paid an aggregate of $4,833 (2015 - $23,494) to David Miller, our Chief Financial Officer, for services provided to us by Mr. Miller in all capacities. During the nine month period ended September 30, 2016, we paid an aggregate of $43,395 (2015 - $70,482) to Mr. Miller.

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

In May 2016, the Company received notice of termination of its Master Agreement with Sysmex. Upon receiving notice, management has determined that the Company has no further material obligations under the research agreement. The net difference between the deferred revenues and deferred costs of $248,074 has been recognized as a gain on termination of research agreement in the consolidated statements of operations.

Note 6 – Segmented Information

We currently operate in two segments: 1) the development of a technology designed to mitigate currency risk through our 99.81% owned subsidiary, WL as of September 30, 2016, and 2) the development of highly accurate, low cost, hand held, electronic medical diagnostic devices capable of reading third party assays through our 63% and 70% owned subsidiaries, Bio-AMD Holdings and Bio-AMD UK Holdings Limited, respectively. Segment information for the three and nine months ended September 30, 2016 and 2015 consists of the following:

Three months ended September 30, 2016:

	WL	Bio-AMD Holdings & Bio-AMD UK Holdings	Other (Corporate)	Consolidated

Interest and other income	$401	$38	$-	$439
Segment net loss	(1,112)	(38,922)	(27,626)	(67,660)
Segment total assets	1,817	279,496	37,040	318,353

Three months ended September 30, 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Interest and other income	$469	$77,872	$200	$78,541
Segment net income (loss)	(3,332)	60,491	(139,400)	(82,241)
Segment total assets	7,050	1,166,370	323,893	1,497,313

Nine months ended September 30 2016:

	WL	Bio-AMD Holdings & Bio-AMD UK	Other (Corporate)	Consolidated

Interest and other income	$1,261	$38	$102	$1,401
Segment net income (loss)	(5,130)	187,522	(258,610)	(76,218)
Segment total assets	1,817	279,496	37,040	318,353

Nine months ended September 2015:

	WL	Bio-AMD Holdings	Other (Corporate)	Consolidated

Interest and other income	$1,390	$77,872	$802	$80,064
Segment net loss	(36,856)	24,032	(646,389)	(659,213)
Segment total assets	7,050	1,166,370	323,893	1,497,313

Note 7 – Commitment

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

Management evaluated all activities of the Company through the issuance date of the Company’s interim unaudited condensed consolidated financial statements and concluded that no further subsequent events have occurred that would require adjustments or disclosure into the interim unaudited condensed consolidated financial statements.

Note 8 – Subsequent Event

(a)	On October 28, 2016 and November 2, 2016, the Company received further payments of $30,000 and $110,000, respectively, from the Partner in relation to the Phase 1 Payments pursuant to the Agreement.

(b)
On November 14, 2016, the Company issued 7,600,000 cashless warrants with “piggy-back” registration rights to the Chief Executive Officer and Chief Financial Officer of the Company with an exercise price of $0.07 per warrant with an expiration date of November 14, 2023, of which 4,100,000 warrants are vested immediately and 3,500,000 warrants will vest upon the first commercial sales of any MIDS-based products.

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

Overview

We were incorporated in the State of Nevada under the name Malibu Minerals, Inc. on March 10, 2006, to engage in the business of exploration and discovery of gold, minerals, mineral deposits and reserves. On July 6, 2007 we changed our name to Flex Fuels Energy, Inc. through a merger effected for that sole purpose. On April 15, 2011, we changed our name to Bio-AMD, Inc. through a merger effected for that sole purpose. During the fourth quarter of 2006, we acquired a 15% interest in Flex Fuels Energy Limited (“FFE Ltd.”). In May 2007, we completed the acquisition of the remaining 85% of FFE Ltd., making FFE Ltd. a wholly owned subsidiary of ours.  FFE Ltd. was formed on November 26, 2006 under the laws of England and Wales to engage in the business of manufacturing and distributing Oil Seed Rape (“OSR”) products. Effective September 5, 2009, we determined to abandon FFE Ltd.’s proposed OSR business and related projects as we no longer considered the business to be economically viable on either a go alone or partnered basis. FFE Ltd was dissolved in February 2011 and the final winding down accounting transaction took place in May 2011.

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

Restructuring of Bio-AMD Holdings and Bio-Medical operations

On June 1, 2016, the intellectual property relating to the Company’s DSR, COAG and MIDS projects (the “IP”) and depreciated physical equipment assets (together the “Assets”), formerly under the control of Bio-AMD Holdings and Bio-Medical, into the full control of Bio-AMD, Inc. as a result of the loan security put in place by the Company during 2015. On October 10, 2016 Mr Robert Galvin, our former CFO and Treasurer, was removed as a director of Bio-AMD Holdings and Bio-Medical.

On June 17, 2016, the Company entered into a Subscription and Shareholders’ Agreement with Bio-AMD UK Holdings Limited (“UKH”), a United Kingdom company, and the managers of UKH, under which we acquired a 70% interest in UKH in exchange for the Assets.

UKH is a development stage company, formed in May 2009 by the Company’s two principal and key scientists formerly contracted to Holdings, Dr. Nasser Djennati and Dr. Andrew Mitchell. UKH was formerly dormant and has never traded. Immediately prior to the transaction UKH formed a new subsidiary, MIDS Medical Limited (“MML”) as a dedicated vehicle to develop our MIDS universal immunoassay detection technology in a joint venture, further described below. UKH has taken over the operations of Holdings and Bio-Medical.

The 30% of UKH not owned by the Company is owned by Dr. Nasser Djennati (15%) and Dr. Andrew Mitchell (15%). The board of directors of both UKH and MML consists of Drs. Djennati and Mitchell, and Mr Barr, the Company’s CEO.

The effect of the restructuring was to beneficially increase the Company’s interest in its UK operations from 63% to 70%, to simplify and gain better voting control of its UK subsidiaries, and to eliminate two employee profit share arrangements.

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

The Agreement, as amended, provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of $650,000.

Business Overview

During the quarter ended September 30, 2016, we were engaged in the following sectors:

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

In June 2015, we received notice of the grant of a U.S. patent dated June 2, 2015, under U.S. Patent No. US 9,046,512 protecting twenty one claims central to the Company’s microfluidic strip and reader technology designed to test PT/INR by a POC device.

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

The Company believes that its COAG technology is now well advanced and performs better than expected when compared to gold standard lab analyzers and the market-dominant POC PT/INR self-test device, CoaguChekXS. The Company believes that COAG broadly matches the accuracy performance of those tests even on an un-optimized test rig. Our data suggest that a finalized, optimized COAG device is expected to be a leader on POC accuracy, with a sub 5% coefficient of variance, in an environment where the FDA is seeking higher PT/INR self-test accuracy requirements. We believe that COAG has been proven to operate on a patient-friendly, minimal 5 microliter pin prick blood sample, which is materially smaller than any other device available in the market. Accordingly the Company continues to believe that COAG should be of interest to major POC providers desiring to service the vitamin K antagonist POC monitoring market.

Whilst we have received some initial interest there can be no assurance that we will enter into any new agreement to jointly develop COAG or to otherwise commercialize COAG.

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

The market for female well-being, which includes digital home pregnancy and fertility testing, was estimated to be worth approximately $1.5 billion globally in 2012.  Whilst the market for pregnancy testing is very competitive and dominated by a small number of large global brands e.g. Clearblue, Predictor and First Response, in several regions, particularly Asia, there is demonstrated demand from local distributors for OEM produced digital pregnancy test kits (“PTK”), the key factors being price and marketability by way of unique product features. Options for DSR might include creating our own branded and/or OEM digital pregnancy testing kit, or partnering with a qualified distributor aiming to launch a branded product into the region.  This might entail our finalizing a product manufacturing design file and obtaining appropriate territorial regulatory approval specifically for the Asian market. Such a strategy will require additional capital, which we cannot guarantee would be available on terms acceptable to us or at all.

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

We believe there to be an opportunity to develop a universal immunoassay based POC testing system which:

●
Is capable of detecting biomarkers at a nanoparticle level, providing fully quantitative measurement of results i.e. giving a numerical value for the biomarker detected and not just an indication on whether a specified biomarker is actually present,

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

We believe that our MIDS technology has considerable potential to create a next generation of POC test devices. Our proposed method aims to bring together biology, chemistry, nano-fluidics, and electronics and, ‘lab-on-chip’ technology together into what we believe can be unique, economically viable products.

To date some very early stage work has been completed in conjunction with the Science, Technology and Facilities Council, one of Europe’s largest independent scientific research public body organizations in-part funded by the UK Government.  In April 2011 we made an initial patent application for the technology and in October 2012 we entered into the national phase stage, making applications in Europe, US, India and China, with a Chinese patent being granted in March 2016

On June 20, 2016, the Company and its UKH and MML subsidiaries entered into a joint venture by way of a Subscription and Shareholders’ Agreement (“Agreement”) with a third party medical detection device developer (“Partner”) a Nevada corporation, under which the Partner, in exchange for its participation and funding to support MML during a Phase 1 development, owns a 40% interest in MML as of July 1, 2016, The Partner also prospectively agreed to fund a Phase 2 development of our MIDS universal immunoassay detection technology within the MML vehicle. The Agreement as amended provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of $650,000.

Initial development has commenced on the MIDS project, including the specification of a bench rig printed circuit board designed to support first stage testing of a sample of Hall Effect Sensors already supplied to MML in order to examine their behavior in the detection of magnetic nanoparticles – the core MIDS technology – and to determine how these Hall Effect Sensors should be optimized prior to integration in a micro fluidic test strip.

Since January 2014, the Company has provided additional working capital by way of cash injections via intercompany loans amounting to £100,000 (approximately $122,000) to Bio-AMD Holdings to further fund operations. These loans were secured against the assets of Bio-AMD Holdings and its wholly owned operating subsidiary, Bio Medical. These assets have now been transferred to UKH as a result of the security.

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

Given the Company's limited resources, it is unlikely that the Company can support WL operations going forward, as a contractor to WL vital to its technical operation has indicated it is not willing to continue to provide its services at the current much reduced rate of payment and accordingly further investment will be required to support WL. The Company is considering any option that might preserve any value in WL and is considering an offer from the contractor and our CEO, Mr Thomas Barr, to purchase the Company's shares in WL in exchange for nominal consideration and a future payment contingent on the future success of WL, if any.

Results of Operations

Losses from Operations

We incurred losses from operations of $68,099 and $325,693 for the three and nine month periods ended September 30, 2016, respectively, compared to losses from operations of $160,781 and $739,277 for the three and nine month periods ended September 30, 2015, respectively.

The main components of the recorded operating loss during the three and nine month periods ended September 30, 2016 compared to losses from continuing operations during the three and nine month periods ended September 30, 2015 were as follows:

		3 months ended September 30,		9 months ended September 30,
	Note	2016	2015	2016	2015
Consulting expenses	1	19,871	106,516	194,376	332,570
Professional fees	2	9,457	70,156	39,514	83,910
Rent, office expense, and miscellaneous	3	9,606	20,038	31,182	66,483
Stock-based compensation	4	0	15,000	0	223,000

(1)           Consulting expenses decreased by $86,645 to $19,871 for the three month period ended September 30, 2016, compared to $106,516 for the three month period ended September 30, 2015 and decreased by $138,194 to $194,376 for the nine month period ended September 30, 2016 compared to $332,570 for the nine month period ended September 30, 2015. Consulting expenses includes consultants engaged with the management and administration of the Company utilized in the course of our operations and those of our subsidiaries. These officers/consultants have recently received a reduced fee which commenced at the beginning of March 2016.

(2)           Professional fees comprised primarily of audit and financial compliance related costs, remained static for the three month period ended September 30, 2016 and decreased by $44,396 from $83,910 for the nine month period ended September 30, 2016 to $39,514 for the nine month period ended September 30, 2015. The reduction was primarily due to a change of auditor, and lower business activity compared to the prior year.

(3)           Rent, office expense, and miscellaneous expense was $9,606 for the three month period ended September 30, 2016 compared to $20,038 for the three month period ended September 30, 2015 and was $31,182 for the nine month period ended September 30, 2016 compared to $66,483 for the nine month period ended September 30, 2015. The decrease of $37,429 for the nine month period ended September 2016 can mainly be attributed to a decrease in rent expense incurred in Bio-AMD and a decrease in travel expenses in Bio-Medical.

(4)           Stock-based compensation was $nil for the three month period ended September 30, 2016 compared to $15,000 for the three month period ended September 30, 2015 and was $nil for the nine month period ended September 30, 2016 compared to $223,000 for the nine month period ended September 30, 2015. The decrease of $223,000 for the nine month period ended September 2016 can mainly be attributed to that fact the Company did not issue any stock-based compensation during the nine month period ended September 30, 2016 whereas the Company issued 1,150,000 restricted shares of common stock with a fair value of $184,000 in relation to a consulting agreement dated September 9, 2015 as well as recognizing $24,000 for the nine month period ended September 30, 2015 in relation to 300,000 restricted shares of stock options issued for investor relationship services provided to the Company over a period of twelve months.

Revenues

We have not generated any revenues from operations for the three and nine month periods ended September 30, 2016 and 2015.

Other Income

We recorded other income during the three and nine month periods ended September 30, 2016 of $439 and $249,475, respectively, as compared to $78,541 and $80,065 for the three and nine month periods ended September 30, 2015, respectively.  The increase in other income over the three and nine month periods relates to a $248,074 gain on termination of research agreement due to the termination of the Master Agreement by Sysmex. The decrease in other income for the three month period is due to the fact that the Company received grant income of $77,872 in the prior year.

Net Losses

We generated a net loss of $67,660 and $76,218 for the three and nine month periods ended September 30, 2016, respectively, as compared to a net loss of $82,240 and $659,212 for the three and nine month periods ended September 30, 2015, respectively, for the reasons discussed above. Our loss per share was $0.00 for the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2016. Our loss per share was $0.01 for the nine months ended September 30, 2015.

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

Since our inception, we have been financed primarily by the sale of equity in private placements.  At September 30, 2016, we had cash of $122,952; other current assets of $17,009 consisting of amounts receivable, and prepaid expenses, and we had current liabilities of $77,436, consisting of accounts payable, accrued liabilities, and other liabilities.  We attribute our operating loss to having no operating revenues to sustain our operating costs. These factors raise substantial doubt about our ability to continue as a going concern.

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities of operations was $388,225 for the nine months ended September 30, 2016, as compared to net cash provided of $65,312 for the nine months ended September 30, 2015. The decrease is primarily related to the loss of research funding under the former Master Agreement with Sysmex.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2016, the Company paid $34,890 for patent applications.  The Company had no investing activities during the nine months ended September 30, 2015.

Net Cash Provided by Financing Activities

During the nine month period ended September 30, 2016, the Company received $130,000 as part of the participation funding of a Phase I program under the Agreement. The Company had no financing activities during the nine months ended September 30, 2015.

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

The relevant translation rates are as follows: For the nine month period ended September 30, 2016 closing rate at US$1.3015 per GBP, average rate at US$1.3921 per GBP and for the nine month period ended September 30, 2015 closing rate at US$1.5164 per GBP, average rate at US$1.5322 per GBP.

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

 In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future unaudited condensed consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in reduced oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Saturna Group Chartered Professional Accountants LLP, our independent auditors, were not required to and have not provided an assessment of our internal controls and procedures.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2016, there were no changes in our internal controls.,

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

BIO-AMD, INC.

November 14, 2016	By:	/s/ Thomas Barr
Thomas Barr, Chief Executive Officer

November 14, 2016		/s/ David Miller
David Miller, Chief Financial Officer